Form 10-Q
period 1995-09-30
LBU INC
filed 1996-10-11
CIK 39743

FORM 10-Q

                                                       COMPLETE WITH
                                                            EXHIBITS

SECURITIES AND EXCHANGE COMMISSIONS
Washington, DC 20559

______________________________________________________________________________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                              For the Quarter ended SEPTEMBER 30, 1995
                                           AND
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                              Commission File Number: 2-41015

______________________________________________________________________________

                                   LBU, INC.
            (Exact name of Registrant as specified in its charter)

                       formerly New Century Media, Ltd.

______________________________________________________________________________

     Nevada                                           62-1203301
(Jurisdiction of Incorporation)           (I.R.S. Employer Identification No.)

310 PATERSON PLANK ROAD, CARLSTADT, NJ                 07072
(Address of executive offices)                         (zip code)

Registrant's telephone number, including are code:     (201)933-2800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

YES [ ] NO [X] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.)
as of September 30, 1995, the number of shares outstanding of the Registrant's Common Stock was 1,227,500.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 1995 and results of operations for the nine months then ended are attached to this report as exhibit A and all incorporated herein by references.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1995 were $930,952 which was approximately 60% of net sales for the quarter ended June 30, 1995. This was due to a decline in retail sales, which has been historically cyclical with nature.

In order to reduce the cyclical nature of its retail sales and to maximize the use of its production capacity, the Company has been developing the promotional and premium markets. The promotional/premium division of the business has been the fastest growing part of the company. It addresses the need of companies seeking to enhance brand awareness and customer loyalty.

The Company incurred a loss in the quarter ending September 30, 1995 of $64,907. This loss is due in part to a decrease in sales, as previously discussed. In addition the Company had increases in travel and advertising expenses in connection with its efforts to enter new markets.

The Company moved its headquarters and manufacturing facilities to a 30,000 square foot complex located at 310 Paterson Plank Road, Carlstadt, New Jersey. The new complex was leased by the Company for a period of ten years with options to renew. In addition to actual moving expenses the Company suffered a loss of $19,932 from the sale and/or abandonment of equipment and leasehold improvement in its former facility.

In July, 1995 the Company entered into a financial consulting contract with a certain group of financial service companies. Under the terms of the contract, the financial services group were to provide certain tasks related to the financial needs of the Company. As compensation for these services, valued at $60,000 by the parties in the contract, the Company issued 6,000,000 shares of
 .01 par value (300,000 post stock split shares) to the financial services group. For accounting purposes, the issuance of the shares was recorded at the market value of the common stock issued which was $540,000. The expense was deducted from additional paid in capital as a cost of raising equity capital.

The Company filed the necessary information with the United States Securities and Exchange Commission to issue these shares without restrictions as to their tradability in the public market place.

Subsequently, the Company concluded that the services under the agreement were not being performed by the financial consulting group. It was of legal opinion that the filings were inappropriate and therefore should be rescinded. The Company subsequently demanded the return of the shares. The financial services group refused to accede to the Company demands. The Company therefore instructed its stock transfer agent to stop any transfer of stock who's origin came from the financial services contract and to confiscate any shares received from this issue. As of September 30, 1996 the Company has confiscated 204,250 shares of the 300,000 shares originally issued.

The financial services group responded by filing suit against the Company on April 17, 1996 in the Eighth Judicial District Court, Las Vegas, Nevada. The company has responded answers to the allegations and intends to vigorously defend the actions that have been taken.

LIQUIDITY AND CAPITAL RESOURCES

The company's sales growth, profits and its borrowing capacity has been hindered due to the current level of capital resources available in the Company. Until additional capital is invested in the Company, it will continue to incur high interest expense and large fluctuations in its liquidity. Company management is investigating various alternatives in attracting capital for the Company.

                          PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 17, 1996 the registered agent of the Company was served with a complaint arising from the financial services contract entered into by the company on July, 24, 1995. The lawsuit was filed in the Eighth District Court, Las Vegas, Nevada. The plaintiff's are Glenneyre Capital Corporation, Poiminandres Financial Corporation and HJS Financial Services, Inc. The suit alleges the Company committed breach of contract and other causes of action against the plaintiffs in connection with the financial services contract and the securities issued to the plaintiffs pursuant thereto. The Company believes the action it has taken in canceling said shares is appropriate under the circumstances and intends to defend itself in the lawsuit. The initial complaint has been answered by the Company denying all allegations of any wrong doing.

ITEM 2:  CHANGE IN SECURITIES

The Company issued 6,000,000 of its .01 par value shares common stock as payments for services valued at $60,000 pursuant to a financial services consulting contract entered into July 24, 1995. Please refer to the management discussions and analysis of financial condition and results of operations section of this report for a complete description of this transactions.

On August 7, 1995 the Company approved a reverse split of common shares of one
(1) shares for every twenty (20) shares held, provided that no shareholder will be reduced below ten (10) shares. Prior to the reverse split, the Company had 24,550,000 shares issued and outstanding, the Company had 1,227,500 shares of common stock outstanding.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A special shareholders meeting was held on August 7, 1995 to consider the following proposal:

          Authorize the Board of Directors to effectuate a 20 to 1 reverse split of the common stock of LBU, Inc. in its discretion, at any time within one year.

The proposal was voted upon and passed by a majority of the common shareholder present and by proxy.

ITEM 5:  OTHER INFORMATION

MANAGEMENT AND OFFICERS

Mr. Steve Mayer resigned as an officer and director in September, 1995. Mr. Mayer's resignation was not due to any disagreement with the management of the Company or its policies.

Mr. Fred King was elected to the Board of Directors to serve until the next meeting of shareholders. Mr. King has been employed as a Sales Manager for the Company since 1994. He has 25 years experience in sales and management.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8K

                     FORM 8K DATED AUGUST 8, 1995 ATTACHED
                   HERETO.  AND INCLUDED HEREIN BY REFERENCE

                                 EXHIBIT INDEX


EXHIBIT 8 K-1       FORM 8K, AUGUST 8, 1995

EXHIBIT F-2         FINANCIAL STATEMENT, SEPTEMBER 30, 1995


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended September 30, 1995 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


DATE:_______________________


                                   LBU, INC.
                             A NEVADA CORPORATION

                                      by



______________________                            ________________________
JEFFREY MAYER                                     FRED KING
President/Director                                Director

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 8-K
                                CURRENT REPORT

    PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Date of Report:  August 8, 1995



                                   LBU, INC.
             (Exact mane of Registrant as specified in its charter)

                                    formerly
                             NEW CENTURY MEDIA LTD.
                            AGRI-QUEST MINING, INC.
                        Commission File Number: 2-41015



         Nevada                                     62-1203301
(Jurisdiction of Incorporation)          (I.R.S. Employer Identification No.)

219 Broadway Suite 261, Lagoon Beach, CA            92651
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:    (714) 494-7106

ITEM 1.  CHANGE OF CONTROL OF REGISTRANT

None

ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS

None

ITEM 3.  BANKRUPTCY OR RECEIVERSHIP

None

ITEM 4.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNT

None

ITEM 5.  OTHER EVENTS

          REVERSE SPLIT: On August 7, 1995 the Issuer held a Special Shareholders Meeting duly called on Notice to all shareholders entitled to vote, to Consider and Vote upon a proposal to authorize the Board of Directors, in its discretion to reverse split the common stock of the Corporation 1 share for every existing 20 shares; provided that no shareholder shall be reduced to less then ten shares. The proposal was adopted by affirmative vote of more then 95% of all shareholders. Thereafter the Board of Directors met and empowered and directed the Officers to effectuate the reverse split. the result of these actions was to reduce the previous 18,550,000 shares of common stock to 927,500 shares.

          AUDITED FINANCIAL STATEMENTS: Provided as Exhibit F-94 hereto is the Issuer's Independent Auditor's Report and Audited Financial Statements, as of December 31, 1994 and 1993. Please be aware that those Financial Statements refer to periods of time before the reorganization of the Issuer on March 24, 1995. Please refer to the Annual report on Form 10-K, for the year ending December 31, 1994, and the Quarterly Reports on Form 10-Q, for the first and second quarters of 1995, for more current albeit Unaudited financial information.

                   ITEM 6.  CHANGES OF REGISTRANT,S DIRECTORS

          Before the Special Meeting of Shareholders, Larry Roman had retired as Director and Steve Mayer had been appointed Director. Mr. Roman remains an affiliate shareholder. No dispute or disagreement as to any matter has been reported by Mr. Roman in connection with his resignation. Please refer to the Quarterly Report on Form 10-Q for the Quarter ending June 30, 1995, at page 4 thereof, for Security Ownership of Management's and Affiliates for further information.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 8-K Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


August 8, 1995


                                   LBU, INC.
                             A NEVADA CORPORATION

                                      by


                                      /S/

                              ___________________
                                William Stocker
                                General Counsel

                                   LBU, Inc.
                                 Balance Sheet
                              September 30, 1995
                                  (Unaudited)

                               ASSETS
Current assets:
 Cash and cash equivalents                                              $  15,484
 Accounts receivable, less allowance for doubtful accounts
  of $ 41,3000 (Note 2)                                                   199,171
 Inventories                                                              558,870

 Prepaid expenses and other current assets                              $  27,444
                                                                        ---------
Total current assets                                                      800,969
                                                                        ---------

Property and equipment, at cost, (less accumulated depreciation and
 amortization of $50,488)                                                 153,251

Other assets                                                               38,782
                                                                        ---------
Total assets                                                            $ 993,002
                                                                        =========

LIABILITIES AND STOCK HOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $ 441,181
 Accrued expenses                                                         125,894
                                                                        ---------
Total current liabilities                                               $ 567,075
                                                                        ---------

Stockholder's equity (Note 1)
 Common stock, $.001 per value:
   Authorized, 50,000,000 shares
   Issued and outstanding, 1,227,500 shares                                 1,228
 Additional paid-in capital                                               577,279
 Accumulated deficit                                                     (152,580)
                                                                        ---------
Total stockholder's equity                                                425,927
                                                                        ---------
Total liabilities and stockholder's equity                              $ 993,002
                                                                        =========


See accompanying notes.

                                   LBU, Inc.
                           Statements of Operations
                              For the Nine Months
                           Ended September 30, 1995
                                 (Unaudited)

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                                 1995
Net sales                                     $3,332,196
Costs of Sales                                 1,966,030
                                              ----------
Gross profit                                  $1,366,166


Shipping and selling expenses                 $  587,098
General and administrative expenses              594,178
Interest expense                                  41,570
                                              ----------

Income from operations.                       $  143,320
                                              ==========


Net Income per share                             $ 0 .12


Number of shares outstanding.                 $1,227,500
                                               =========

See accompanying notes

                                   LBU, Inc.
                            Statements of Cash Flows
                              For the Nine Months
                            Ended September 30, 1995
                                  (Unaudited)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                    $ 143,320
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization                                                 25,525
Changes in operating assets and liabilities:
   (Increased) Decrease in:
   Accounts receivable                                                         (155,449)
   Inventories                                                                 (137,997)
   Other current assets                                                          24,863
   Increase (Decrease) in:
   Accounts payable                                                             102,754
   Accrued expenses                                                              29,260
                                                                              ---------
Net cash flows provided by operating activities                                  32,276
                                                                              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (125,262)
   Increase in other non current assets                                         (38,782)
                                                                              ---------
Net cash flows used in investing activities                                    (164,044)
                                                                              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan receivable - officer                                                     15,383
   Repayment of loans payable                                                   (55,000)
   Proceeds from Sale of Common Stock                                           125,000
                                                                              ---------
Net cash flows provided by financing activities                                  85,383
                                                                              ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (46,385)
                                                                              ---------

Cash and cash equivalents - beginning of period                                  61,869
                                                                              ---------
Cash and cash equivalents - end of period                                     $ 15, 484
                                                                              =========

SUPPLEMENTAL DISCLOSURES:
Schedule of Non-Cash Investing and Financing Transactions
  Financial services agreement incurred in exchange for stock (Note 1)          540,000
Cash paid during the period for:
 Interest                                                                     $  41,570

See accompanying notes.

                                                  LBU, Inc.
                                   Statement of Stockholder's Equity
                                            September 30, 1995
                                                (Unaudited)

                                       SHARES OF             COMMON                   ACCUMULATED            ADDITIONAL
                                       COMMON STOCK          STOCK                       PAID                IN CAPITAL
                                      -------------         --------                  ---------            ------------
Balance at December 31, 1994            2,050,000           $ 2,050                   $ 634,364              (636,414)

Recapitulation pursuant
to a plan of reorganization             4,000,000             4,000                    (186,867)              340,514

Capital Investment                     12,500,000            12,500                     112,500

Issued for
Financial services agreement            6,000,000             6,000                     534,000

Charge to Additional Paid
in Capital For Capital Cost                                                            (540,000)

Effects of reverse stock
split of  20 to 1,                    (23,322,500)          (23,322)                     23,322

Net income for the nine
months ended September
30, 1995                                                                                                      143,320
                                                                                                           -----------

Balance, September 30, 1995             1,227,500           $ 1,228                   $ 577,279             $(152,580)
                                       ==========         ==========                  =========            ===========

                                   LBU, Inc.
                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)



1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
       ORGANIZATIONS

LBU, Inc., a Nevada corporation, is the survivor of a reverse acquisition of LBU, Inc. (a Delaware corporation) and New Century Media, Ltd. (a Nevada corporation). Under a plan of reorganization approved March 24,1995, New Century Media, Ltd. acquired all of the assets, business and outstanding stock of LBU, Inc. in return for its common stock. Subsequently, the name of New Century Media, Ltd. was changed to LBU, Inc.

New Century Media, Ltd. was incorporated in Nevada in 1994. It merged with Agri-Quest Mining, Inc. (formerly Halcyon Data Management, Inc., Galaxy Group, Inc., Quest International Equities, Inc.) which was incorporated in Delaware in 1970 and had a public stock offering in 1971. New Century Media, Ltd./ Agri-Quest Mining, Inc. had been dormant for approximately 2 years prior to approval of the plan of reorganization with LBU, Inc.

In July, LBU, Inc. was incorporated in Delaware in 1993. Laundry Bags Unlimited, Inc. (a New York corporation) was merged into LBU, Inc., in 1993. The Company manufacturers and markets textile products including laundry bags, back packs, water bottle bags, garment bags and a variety of customized specialty bags to wholesale and retail clients. It has been actively engaged in business since inception.

2.    STOCKHOLDER'S EQUITY

In July LBU, Inc. entered into an agreement with three financial consulting firms to provide a variety of financial services for the Company. The agreement valued the services at $60,000 and the company issued 6,000,000 (pre stock split) shares of its $ .01 per value common stock as payment. For accounting purposes, the Company valued the issuance of common stock at a market value of $540,000. Additional paid in capital was then charged with the $540,000 as a cost of raising capital.

On August 7, 1995 the Company effected a reverse stock split of its outstanding common stock. The reverse split was 1 for 20. The result of this action reduced the outstanding common stock from 24,550,000 shares to 1,227,500 shares.

                                    LBU, Inc
                         Notes to Financial Statements
                               September 30, 1995
                                  (Unaudited)


1  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

For the period ended September 30, 1995, the gross profit method was used to determine ending inventory. At year-end, inventories are stated at the lower of cost or market and is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Maintenance and repairs are charged to operations, while replacements and improvements are capitalized.

STATEMENT OF CASH FLOWS

For the purpose of the statements of cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

INCOME TAXES

Income taxes are determined under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based upon the differences between financial reporting and tax bases of assets and liabilities.

2.  ACCOUNTS RECEIVABLE

In October 1993, the Company entered into a factoring arrangement with a factor whereby the factor will make advances to the Company on approved accounts receivable balances. Interest is payable at prime plus 2% per annum on outstanding advances. The company's receivable and inventories are pledged as collateral for the outstanding advances. In addition, the Company's present and principal shareholder has personally guaranteed factor advances under this agreement.

                                   LBU, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)



3. PROPERTY AND EQUIPMENT

The major components of property and equipment at September 30, 1995 are as follows:

     Machinery and equipment                           $  78,705
     Furniture and fixtures                               36,268
     Leasehold improvements                               88,766
                                                         --------
                                                         203,739
     Accumulated depreciation and amortization           (50,488)
                                                         --------
                                                       $ 153,251
                                                         ========

4.  COMMITMENTS

The company has a lease commitment for an office rental which expires through 2015. The operating lease provides for basic annual rents plus escalation charges. At September 30, 1995, the future minimum lease commitments, excluding escalation charges, are as follows:

                            1996                      $  132,000
                            1997                         137,000
                            1998                         141,000
                            1999                         145,000
                            2000                         151,000
                            Thereafter                 2,975,000
                                                      ----------
                                                      $3,681,000
                                                      ==========