Form 10-K
period 1995-12-31
LBU INC
filed 1996-10-11
CIK 39743

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
_______________________________________________________________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the year ended December 31, 1995

                       Commission File Number:  2-41015
________________________________________________________________________
                                   LBU, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       FORMERLY NEW CENTURY MEDIA, LTD.:
    ORIGINALLY HALCYON DATA MANAGEMENT, INC. AND LATER GALAXY GROUP, INC.,
        QUEST INTERNATIONAL EQUITIES, INC. AND AGRI-QUEST MINING, INC.
_________________________________________________________________________
          NEVADA                                           62-1203301
(JURISDICTION OF INCORPORATION)               (IRS EMPLOYER IDENTIFICATION NO.)

310 PATERSON PLANK ROAD, CARLSTADT, NJ                       07072
(ADDRESS OF EXECUTIVE OFFICES)                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING ARE CODE:           (201)933-2800

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

NOT [X] (INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS ( 229.405) IS NOT AND WILL NOT TO THE BEST OF REGISTRANT'S KNOWLEDGE BE CONTAINED HEREIN, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED HEREIN BY REFERENCE OR ANY AMENDMENT HERETO.)

AS OF DECEMBER 31, 1995 THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK WAS 1,310,834.

                                    PART 1

ITEM 1.   BUSINESS

The company was originally organized under the laws of Delaware, incorporated October 26,1970 as Halcyon Data Management Group, Inc. The Company had a public offering dated September 27, 1971.

The company name was changed to Quest International Equities, Inc. in 1974. The company merged with Era Oil Company, Inc. on December 16, 1983. The company also acquired Astrotek, Inc. during the same year. On November 27, 1990 the company name was changed to Agri-Quest Mining, Inc. On September 1, 1994 the company had a 100 to 1 reverse stock spilt. The company then merged with New Century Media, Ltd., a Nevada Corporation, who became the surviving entity in the merger. On February 17, 1995 the company entered into plan of reorganization to acquire the assets, business and capital stock of LBU, Inc. The plan was consummated on March 24, 1995 and the company changed its name to LBU, Inc. On August 7, 1995, the company had a 20 to 1 reverse spilt of its common stock; From inception to March 24, 1995, the company was involved in several business ventures which were not successful. The company had been dormant for periods of time and was dormant just prior to the acquisition of LBU, Inc.

LBU, Inc. and its management had no relationship with any of the predecessor companies prior to its acquisition on March 24, 1995. At the present time, there are no members of management nor any directors of LBU, Inc. that have had any affiliation with any of the predecessor companies.

          General.  LBU, Inc. (the company) is a leading manufacturer of over
          -------
300 styles of custom made fashionable and wearable bags. The company designs, manufactures, and distributes these high quality products to the retail, industrial, accessory and the promotional markets. LBU's largest area is the promotional/premium markets where the company's extensive line of custom bags are purchased by consumer product and service companies, seeking to increase sales, and brand awareness.

          Strategy.  The company business strategy is to continue to expand its
          ---------
market share and increase sales in all divisions the company operates.

The major strengths or the company is its ability to take a corporation's image or their ideas and fully execute from design to finish a personalized, custom made promotional product program that will help increase their market share, brand awareness, customer loyalty and sales.

The company's full in house design, cutting, printing and sample making departments help set the company apart from its competitors who may rely on Asian or other overseas factories.

The company has the capability of providing a client within 48 hours a custom promotional product line. This gives the company a distinct competitive advantage since the average lead time in the industry for custom samples alone can take 2 - 6 weeks.

EXPANSION - NEW MARKETS
-----------------------


          RETAIL. The creation of a new product line including Ironing Board
          ------
Cover and Pad Sets and its full laundry care program is in the works. This extensive new line will play a major role in the company's retail division. The company provides retailers such as Bed Bath and Beyond, Burlington Coat Factory, K-Mart Stores, Kroger, Nordstroms, Neiman Marcus, Rite Aid and Lechters with numerous products, such as water bottle bags, backpacks and laundry bags.

          ACCESSORY.  The accessory market consists of high end wearable Back
          ---------
Packs, Totes, Gear Bags, Cosmetic Pouches, Water Bottle Holders, and many other stylish products. The products designed for this market are made from the latest fashionable materials and fabrics. These new high end products are a growing market for the company.

          INDUSTRIAL.  The industrial division consists of heavy duty custom
          ----------
made bags for various OEM, industrial, and government applications. The company relies on extensive advertising through the Thomas Register, Industrial buying guides and trade shows to increase market share.

          PROMOTIONAL AND PRIVATE LABEL.  The promotional and private label
          -----------------------------
markets should continue to account for a large percentage of the companies revenues. This market, into which the company has recently entered, accounts for approximately 50% if its business. Private label customers include Tommy Hilfiger, Jantzen Swimwear, Speedo, Mondi, Dockers and many others. Promotional customers include American Express, AT&T, Coca-Cola Dean Witter, Hitachi, Pepsi-Cola, Philips, General Electric, Ford Motor Company and the New York Yankees. Additionally, the company has license agreements with many colleges and universities throughout the United States.

          SALES AND MARKETING.  The company sales originate through its in-house
          -------------------
salesmen, outside sales representatives, distributors, catalogs and trade shows. In addition the Company has developed its relationships with the Ad Specialty Market, which consists of over 6,000 independent distributors. All manufacturing is done in the United States.

          EMPLOYEES.  The company employs 30 people at their headquarters and
          ---------
manufacturing facility in Carlstadt, NJ

ITEM 2.  PROPERTIES

          The company leases 30,000 square feet, located at 310 Paterson Plank Road, Carlstadt, NJ. The executive offices, printing and part of the manufacturing facility are at this location.

ITEM 3.  LEGAL PROCEEDINGS

          On April 17, 1996 the registered agent of the Company was served with a complaint arising from the financial services contract entered into by the company on July, 24, 1995. The lawsuit was filed in the Eighth District Court, Las Vegas, Nevada. The plaintiff's are Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. The suit alleges the Company committed breach of contract, and other causes of action against the plaintiffs in connection with the financial services contract and the securities issued the plaintiffs pursuant thereto. The Company believes the action it has taken is appropriate under the circumstances and intends to vigorously defend itself in the lawsuit. The initial complaint has been answered by the Company denying all allegations of any wrong doing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

          No matters were submitted to a vote of the company's shareholders during the fourth quarter of the fiscal year ending December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

          The company has a single class of stock outstanding. It is designated as voting common stock with each share issued having a single vote. The company is authorized 50,000,000 shares at .001 par value shares. Issued and outstanding at December 31, 1995 are 1,310,834 shares.

          The company has never declared a cash dividend on its common stock. It is not anticipated the company will declare a dividend in the foreseeable future.

          The companies common stock is listed on the electronic bulletin board under the symbol LBUAA. Prior to the acquisition of LBU, Inc. on March 24, 1995, there was no quoted market for the company's stock. Subsequent to March 24, 1995 the common stock fluctuated from a low bid of $ .0938 to a high bid of $4.37 during 1995.

          At December 31, 1995, the company had 1,310,834 shares of common stock outstanding. There were approximately 300 shareholders at December 31, 1995. During the fourth quarter, the company sold 83,334 shares if its voting common stock to investors for $125,000. In addition the company has disputed the proprietary of the issuance of certain shares under a financial consulting contract. Please refer to Part 1, Item 3, Legal Proceedings of this report for more detail.

ITEM 6.  SELECTED FINANCIAL DATA

          The company acquired LBU, Inc. during the fiscal year. Prior to this combination, the aquiring company had been dormant for approximately two years, therefore its financial history is not relevant. LBU, Inc. (a Delaware Corporation) has conducted business since 1989 and their it's financial data for 1993 and 1994 are presented here for comparative purposes only.

                                                            1995            1994            1993
                                                         ----------      ----------     -----------
Total Assets                                           $  951,376        $  647,308      $  502,375
Revenues                                                3,827,995         2,721,154       1,779,441
Operating Expenses                                      1,569,741         1,183,929       1,075,347
Net Earnings or (loss)                                     12,012             8,609        (282,388)
Per Share Earnings or (loss)                                 .009         N/A             N/A
Average Common Shares outstanding                       1,310,834         N/A             N/A

ITEM 7.  MANAGEMENT ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The company was dormant for approximately two years prior to March 24, 1995 when it underwent a reorganization with LBU, Inc. through a reverse acquisition. The financial transactions for 1995 are applicable and presented as if the business combination occurred on January 1, 1995. Any comparative data for prior years is based on the activities of LBU, Inc. before the business combination occurred.

          The company has a 41% increase in sales in 1995 over 1994 levels. The customized specialty promotional/premium segment continues to account for and increasing percentage of sales.

          The company manufactures its own product line under the LBU, Inc. label. It also manufactures a variety of customized bags which carry the brand name or corporate logo of the client wishing to increase its product or company awareness.

          The company generates sales throughout the U.S. and abroad through outside sales reps and in house sales associates. The company exhibits its products at many leading trade shows throughout the U.S. and abroad.

          During 1995, the company moved its headquarters and manufacturing facilities to a 30,000 square foot complex in Carlstadt, New Jersey. This was necessary to meet the increased sales and production capacity as well as the future sales growth of the company.

          The company factors its receivable to the CIT Group. The Company borrows against its receivables at a rate of 2% above the prime lending rate. Interest expense increased 86% from $29,742 in 1994 to $54,578 in 1995. This is due to the Company's increase in borrowings against factored receivables.

LIQUIDITY AND CAPITAL RESOURCES

          The sales growth, profits and its borrowing capacity has been hindered due to the current level of capital resources available in the Company. Until additional capital is invested in the Company, it will continue to incur high interest expense and large fluctuations in its liquidity. Company management is investigating various alternatives in attracting capital for the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The audited financial statements of the company as of December 31, 1995 and the year then ended are attached to this report as Exhibit A and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The company changed auditors for the fiscal year ended December 31, 1995. This change was not due to any disagreement over accounting or financial disclosure.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

NAME              AGE         POSITION
----              ---         --------
Jeffrey Mayer      33         President and director
Fred King          53         Director

          Jeffrey Mayer is the founder of LBU, Inc. Formerly in various sales and marketing positions with Coca Cola and other companies. Mr. Mayer is responsible for the sales and marketing of the Company.

          Fred King has been in a sales capacity with LBU, Inc. since 1994. He has experience in owning and operating retail establishments in the New York area. Mr. King is currently Director of Sales.

          Mr. Robert Alpers resigned as a Director of the company during the fourth quarter of the year. His resignation was not due to any disagreement with the management of the company. Mr. Robert Alpers is currently National Sales Manager.

ITEM 11.  EXECUTIVE COMPENSATION

          Jeffrey Mayer, President, is currently the sole corporate officer. Mr. Mayer devotes full time to the company and was compensated $100,000 during the year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following is a schedule of ownership of the company's common stock by officers, directors and holders of more then 5% of the issued and outstanding shares at December 31, 1995.

                            OFFICERS AND DIRECTORS


           NAME                   POSITION           SHARES        %
Jeffrey Mayer                 President/Director     676,500      51.6
All Officers and Directors                           676,500      51.6


                  OTHER HOLDERS OF 5% OR MORE OF COMMON STOCK

           NAME                                      SHARES        %
HJS Financial Services Inc.
Glenneyre Equity Group, Ltd.
Poimandres Financial Corporation
219 Broadway Suite 261
Laguna Beach, CA 92651                               300,000     22.8

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

           REPORTS ON FORM 8K

                 March 24, 1996-Incorporated herein by reference

                 August  8, 1996-Incorporated herein by reference

                      FINANCIAL STATEMENTS AND SCHEDULES

                              EXHIBIT F-2

                              Report of Independent Certified Public Accountants Balance Sheet, December 31, 1995
                              Statement of Income For the Year Ended December 31, 1995 the Year Ended December 31, 1995 Statement of changes in Stockholders' Equity For December 31, 1995
                              Statement of Cash Flows For the Year Ended
                              Notes to the Financial Statements, December 31,
                              1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the individual capacities and on the date indicated.

Date_______________________


                                   LBU, Inc.
                            (A Nevada Corporation)

                                      by

_________________________                       _______________________
Jeffrey Mayer                                   Fred King
President/Director                              Director

                                   LBU, INC.

                      (formerly NEW CENTURY MEDIA, LTD.)

                             FINANCIAL STATEMENTS

                           *       *       *      *

                               DECEMBER 31, 1995

              [LETTER OF NEIL DELLA TORRE & COMPANY APPEARS HERE]

July 18, 1996


To The Board of Directors of
LBU, Inc.

                         Independent Auditor's Report
                         ----------------------------

We have audited the balance sheet of LBU, Inc., (a Nevada corporation) (formerly New Century Media, Ltd.) as of December 31, 1995, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBU, Inc., as of December 31, 1995, and the results of its operations, changes in stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Neil Della Tore & Company

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                                 Balance Sheet
                                 -------------
                               December 31, 1995
                               -----------------


                                    Assets
                                    ------

  Current assets
Cash                                              $ 69,555
Accounts receivable (net of allowance
 for bad debts of $84,992)                          91,495
Inventory                                          575,538
Deferred tax asset                                  23,000
Other current assets                                 7,136
                                                  --------

  Total current assets                             766,724

  Noncurrent assets
Fixed assets (net of accumulated
 depreciation of $37,882)                          148,670
Security deposit                                    38,782
                                                  --------

  Total assets                                    $954,176
                                                  ========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

  Current liabilities
Accounts payable                                  $ 282,306
Accrued expenses                                    144,643
Customer advances                                    92,868
Income taxes payable                                 14,700
                                                  ---------

   Total current liabilities                        534,517
                                                  ---------

   Stockholders' equity
Common stock (50,000,000 shares authorized;
  1,310,834 shares issued and outstanding,
  stated value $.001)                                 1,311
Additional paid-in capital                          702,236
Retained earnings (deficit)                        (283,888)
                                                  ---------

   Total stockholders' equity                       419,659
                                                  ---------

   Total liabilities and stockholders' equity     $ 954,176
                                                  =========

   The accompanying notes are an integral part of these financial statements

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                              Statement of Income
                              -------------------
                     For the year ending December 31, 1995
                     -------------------------------------

Net sales                                    $3,827,995

Cost of sales                                 2,245,633
                                             ----------

  Gross profit                                1,582,362
                                             ----------

  Operating expenses
Shipping and selling                            668,672
General and administrative                      846,491
Interest expense                                 54,578
                                             ----------
  Total operating expenses                    1,569,741
                                             ----------

  Income from operations                         12,621
                                             ----------

  Other income (expense)
Interest income (expense)                         1,023
Rental income                                    10,000
Loss on sale of fixed assets                    (19,932)
                                             ----------
  Total other income (expense)                   (8,909)
                                             ----------

Income before taxes                               3,712

  Income tax benefit                              8,300
                                             ----------

Net income                                   $   12,012
                                             ==========

Earnings per share on common stock           $     .009
                                             ==========

  The accompanying notes are an integral part of these financial statements

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                 Statement of Changes in Stockholders' Equity
                 --------------------------------------------
                     For the year ended December 31, 1995
                     ------------------------------------

                                                                  Additional   Retained
                                               Common Stock        Paid-in     Earnings
                                          --------------------
                                           Shares       Amount     Capital     (Deficit)    Total
                                           ------       ------     ----------  ---------    -----
Balance at December 31, 1994              102,500       $  103     $ 636,311   $(636,414)   $      -
  (Post reverse stock split)

Recapitalization pursuant to
a plan of reorganization                  200,000          200      (183,067)    340,514     157,647

Capital Investment                        625,000          625       124,375           -     125,000

Financial services agreement
(Note 1)                                  300,000          300       539,700           -     540,000

Financial service fees charged
to additional paid in capital                   -                   (540,000)               (540,000)

Capital investment                         83,334           83       124,917           -     125,000

Net income for the year ended
December 31, 1995                               -            -             -      12,012      12,012
                                         ---------      ------     ---------   ---------    --------

Balance at December 31, 1995             1,310,834      $1,311     $ 702,236   $(283,888)   $419,659
                                         =========      ======     =========   =========    ========

   The accompanying notes are an integral part of these financial statements

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                            Statement of Cash Flows
                            -----------------------
                     For the year ending December 31, 1995
                     -------------------------------------

  Cash flows from operating activities
Net income                                                                  $  12,012
                                                                            ---------

  Adjustment to reconcile net income (loss) to
    net cash used in operating activities
Depreciation and amortization                                                  16,268
Provision for bad debt                                                         36,692
Loss on sale of fixed assets                                                   19,932
Accounts receivable                                                           (84,465)
Inventory                                                                    (154,642)
Deferred tax asset                                                            (23,000)
Other current assets                                                           59,171
Security deposit                                                              (38,782)
Accounts payable                                                              (56,121)
Accrued expenses                                                               48,409
Customer advances                                                              92,868
Income taxes payable                                                           14,700
                                                                            ---------
  Total adjustments                                                           (68,970)
                                                                            ---------

  Net cash used in operating activities                                       (56,958)
                                                                            ---------

  Cash flows from investing activities
Capital expenditures                                                         (130,356)
                                                                            ---------

  Cash flows from financing activities
Repayment of loans payable                                                    (55,000)
Proceeds from sale of common stock                                            250,000
                                                                            ---------

  Net cash provided by financing activities                                   195,000
                                                                            ---------

  Net increase in cash                                                          7,686

  Cash - beginning of year                                                     61,869
                                                                            ---------

  Cash - end of year                                                        $  69,555
                                                                            =========

  Cash paid during the year for:
Interest                                                                    $  54,578
Income taxes                                                                $   3,155
                                                                            =========

Schedule of non-cash financing activities

The Company issued 300,000 shares of common stock valued at $540,000 for financial services. The financial services fees were charged to Additional Paid in Capital.

In connection with the recapitalization pursuant to a plan of reorganization 200,000 shares of common stock, with a net value of $157,647, were issued to acquire LBU, Inc.-Delaware in February 1995.

   The accompanying notes are an integral part of these financial statements

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1995
                               -----------------


Note 1 - Organization And Significant Accounting Policies
---------------------------------------------------------

Organization:  LBU, Inc. (a Nevada corporation) (the "Company") previously known
-------------
as New Century Media Ltd. is a manufacturing marketing operation that specializes in the creation of innovative, fun and fashionable utility and wearable bags for the accessory industry, retail and promotional markets.

In February 1995, the Company entered into a plan of reorganization with LBU, Inc. (a Delaware corporation) (LBU-Delaware) whereby the shareholders of LBU-Delaware would obtain controlling interest of New Century Media, Ltd., in a transaction accounted for as a reverse acquisition. New Century Media, Ltd. ultimately changed its name to LBU, Inc. on March 31, 1995.

Inventories:  Inventories are valued at the lower of cost or market, with cost
------------
being determined by the first-in, first-out (FIFO) method.

Fixed Assets:  Property and equipment are stated at cost.  Depreciation of
-------------
furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease on straight-line basis.

Cash and Cash Equivalents:  For purposes of the statement of cash flows, the
--------------------------
Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes:  Income taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the accelerated depreciation methods, the reserve method for bad debt and the uniform capitalization rules under IRS Code Section 263A for financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity due to the successful reorganization. Previously, its earnings and losses were included in the personal tax returns of the stockholders, and the Company did not record an income tax provision.

Estimates:  The preparation of financial statements in conformity with generally
----------
accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders Equity:  In August 1995, the Company declared a 20 for 1 reverse
--------------------
stock split on the then issued and outstanding common shares. All outstanding share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the 20 for 1 reverse stock split. The result of this action reduced the previous 24,550,000 shares of common stock to 1,227,500 shares.

In July 1995, the Company entered into a financial services agreement with Glenneyre Capital Corp. (GCC), Poimandres Financial Corp. (PFC) and Bristol Media, Ltd. (BML) (a group of financial consultants). The agreement required GCC, PFC and BML to provide certain professional services relating to raising of capital to the Company in exchange for 300,000 shares of the Company's common stock. The agreement specified that such services were assigned a value of $60,000. However, the Company has recorded the issuance of the 300,000 shares based upon the then market value of its common stock, $540,000, resulting in a charge to additional paid in capital for the current period.

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1995
                               -----------------


Note 2 - Accounts Receivable And Factoring Arrangements
-------------------------------------------------------

The Company entered into a factoring arrangement with a factor whereby the factor will make advances to the Company on approved accounts receivable balances. Interest of 2% per annum above the prime rate will be charged on outstanding advances. The factor has a lien against all assigned receivables. In addition, the Company's president/principal shareholder and his wife, who is also an officer of the Company, have personally guaranteed factor advances under this agreement.

The factor will also charge a commission of 1 1/8% on the gross face amount of all accounts factored during each calendar month. The minimum commission on each invoice is $5.00. Further, a fee will be charged for each new customer, for any customer that has not had any activity with the factor for at least 18 months and other miscellaneous activity.

Included in cash for the year ended December 31, 1995 is $42,350 in an interest bearing cash account held as additional collateral by the factor.

The components of accounts receivable are summarized as follows:

                                                        1995
                                                        ----
Accounts receivable assigned to factor                $ 321,670
Advanced by factor on assigned accounts receivable     (252,807)
Non-factored accounts receivable                         96,334
Chargeback factor                                        11,290
Allowance for doubtful accounts                         (84,992)
                                                      ---------

Net accounts receivable                               $  91,495
                                                      =========

Note 3 - Inventories
--------------------

As of December 31, inventories were as follows:

                                                        1995
                                                        ----
Raw materials                                         $ 298,527
Work-in-progress                                         26,823
Finished goods                                          250,188
                                                      ---------

Total                                                 $ 575,538
                                                      =========

Note 4 - Equipment And Leasehold Improvements
---------------------------------------------

Equipment and leasehold improvements are summarized as follows:

                                                    1995
                                                    ----
Machinery and equipment                            $ 81,088
Furniture and fixtures                               38,981
Leasehold improvements                               66,483
                                                   --------

Total                                               186,552
Less accumulated depreciation and amortization       37,882
                                                   --------

Net equipment and leasehold improvements           $148,670
                                                   ========

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Ltd.)
                      ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1995
                               -----------------


Note 5 - Related Party Transactions
-----------------------------------

During 1995, loans in the amount of $55,000 were repaid to related parties plus interest of approximately $6,500.

Note 6 - Income Taxes
---------------------

The provision for income taxes consists of the following components:

          Current
             Federal                  $ 8,000
             State                      6,700
                                      -------
          Total current expense        14,700
                                      -------

          Deferred
             Federal                    7,800
             State                      5,200
             Change in tax status      10,000
                                      -------
          Total deferred benefit       23,000
                                      -------
            Net income tax benefit    $ 8,300
                                      =======

As discussed in Note 1, LBU-Delaware changed its tax status from nontaxable to taxable effective March 31, 1995. Accordingly, the deferred tax asset at the date that the termination election was filed of approximately $10,000 has been recorded through a credit to the deferred tax provision.

Note 7 - Commitments and Contingencies
--------------------------------------

In August, 1993, LBU-Delaware entered into employment agreements with the president/principal shareholder and his wife, who is also an officer of the Company. These agreements provide for payments of approximately $148,999 per year, and escalates periodically to approximately $163,000 per year, and run through 1996.

The Company entered into a ten year lease agreement for its new facilities in Carlstadt, New Jersey. The rent commencement date is July 1, 1995. At that time, the Company incurred incidental non-recurring costs due to the relocation of approximately $200,000. Rent paid during the year ended December 31, 1995 amounted to $99,105. The minimum future rental payments under the non-cancelable operating leases as of December 31, 1995 are:


                    Year Ending
                    December 31,                 Amount
                    ------------                 ---------

                       1996                    $134,414
                       1997                     138,821
                       1998                     143,228
                       1999                     148,369
                       2000                     154,245
                       2001 and thereafter      766,083

The Company is currently involved in a dispute with Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. ("the Plaintiffs"). The lawsuit stems from a financial service agreement dated July 24, 1995, between the plaintiff's and LBU, Inc.

                                   LBU, Inc.
                                   ---------
                      (formerly New Century Media, Inc.)
                      ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1995
                               -----------------


Note 7 - Commitments and Contingencies (continued)
--------------------------------------------------

300,000 shares of LBU, Inc's. restricted common stock were issued to the Plaintiffs in return for services in connection with the raising of capital. Currently, the restrictions on these shares are in dispute in addition to the actual services which LBU, Inc. claims were not performed. The shares were stopped by LBU, Inc. on November 19, 1995.

Although legal counsel is unable to evaluate the likelihood of an unfavorable outcome or an estimate of the potential loss, the plaintiffs are requesting in excess of $10,000 for complaint damages, $60,000 in punitive damages determined by the fair market of their services at the time of the service agreement and an undeterminable amount of punitive damages.

With respect to the $60,000 claim for services to raise capital, such transaction would have no net effect on the Company's book equity.

Management believes these charges are without merit and that the outcome of the claim will not have a material impact on the Company's financial position. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view of the outcome will change in the near term.