Form 10-Q
period 1996-03-31
LBU INC
filed 1996-10-11
CIK 39743

FORM 10-Q

                                                                   COMPLETE WITH
                                                                        EXHIBITS

SECURITIES AND EXCHANGE COMMISSIONS
Washington, DC 20559


______________________________________________________________________________
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended MARCH 31, 1996
                                      AND
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number: 2-41015

______________________________________________________________________________
                                   LBU, INC.
            (Exact name of Registrant as specified in its charter)

                       formerly New Century Media, Ltd.

-------------------------------------------------------------------------------
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

As of March 31, 1996, the number of shares outstanding of the Registrant's Common Stock was 1,310,834.

ITEM 1.  FINANCIAL STATEMENTS

Attached hereto and incorporated herein by reference are unaudited financial statements of the Company for March 31, 1996 and results of operations for the three months then ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Sales volume for the first quarter is approximately double fourth quarter levels. This was expected due to the cyclical nature of its retail sales. Based on the orders currently in process, the Company expects sales volume to increase significantly in the second quarter.

Operations for the first quarter produced a profit that is consistent with the same period in the prior years. Expenses are also within expected levels.


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


                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 17, 1996 the registered agent of the Company was served with a complaint arising from a financial services contract entered into by the company on July, 24, 1995. The lawsuit was filed in the Eighth District Court, Las Vegas, Nevada. The plaintiff's are Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. The suit alleges the Company committed breach of contract, and other causes of action against the plaintiffs in connection with the financial services contract and the securities issued to the plaintiffs which were subsequently cancelled by the company. The Company believes the action it has taken, in the cancellation of said stock, is appropriate. The initial complaint has been answered by the Company denying all allegations of any wrong doing.

ITEM 2.  CHANGES IN SECURITIES

None during the first quarter of 1996

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

None

     EXHIBIT INDEX
          Financial Statements and documents furnished as part of this registration statement.

     EXHIBIT F-2
          Financial Statements (unaudited) March 31, 1996 and 1995



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the form 10-Q report for the quarter ended March 31, 1996 has been signed below by the following person on behalf of the registrant and in the capacity and on the data indicated.


Date:______________________



                                   LBU, Inc.




___________________________                       ______________________________
JEFFREY MAYER                                     FRED KING
President/Director                                Director

                                   LBU, INC.

              FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                      AND

                              ACCOUNTANT'S REPORT

JAMES A. MARTIN
CERTIFIED PUBLIC ACCOUNTANT
                                                              885 ROUTE 27 SOUTH
                                                                RAMSEY, NJ 07446
                                                            TEL   (201) 236-1211
                                                             FAX  (201) 236-1825


Board of Directors
LBU, Inc.
310 Paterson Plank Road
Carlstadt, NJ 07072

Gentlemen:

I have compiled the accompanying balance sheet of LBU, Inc., as of March 31, 1996, and the related statement of income and retained earnings for the periods indicated in accordance with statements in standards for accounting and review services established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position and results of operations. Accordingly, these financial statements are not designed for those who are not informed about such matters.

A statement of changes in cash flows for the periods indicated has not been presented. Generally accepted accounting principles requires that such a statement be presented when financial statements purport to present financial position and results of operations.



                                          JAMES A. MARTIN

September 23, 1996

           MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                                   LBU, INC.
                                 BALANCE SHEET
                                MARCH 31, 1996
                                  (unaudited)

                                    ASSETS

CURRENT ASSETS

     Cash                                         $ 87,247
                                                  --------
     Accounts Receivable                           170,404
     Inventory                                     540,100
     Deferred Tax Asset                             23,000
     Other Assets                                    7,136
                                                  --------
     Total Current Assets                          827,887


FIXED ASSETS (Net of accumulated Depreciation
                 of $41,854)                       158,449


OTHER ASSETS

Security Deposits                                   38,782

TOTAL ASSETS                                    $1,025,118
                                                 =========

                                   LBU, INC.
                                 BALANCE SHEET
                                MARCH 31, 1996
                                  (unaudited)

CURRENT LIABILITIES
     Accounts Payable                                     $  369,459
     Accrued Expenses                                        106,879
     Customer Deposits                                        92,868
     Federal Income Taxes Payable                             10,942
     State Income Taxes Payable                                8,639
                                                             -------

     Total Current Liabilities                               588,787
                                                             -------

STOCKHOLDERS' EQUITY
     Common Stock (50,000,000 Shares authorized,
          1,310,843 Shares Issued, Stated Value $.001)         1,311

     Paid in Capital                                         702,236
     Retained Earnings (Deficit)                            (267,216)
                                                            ---------

     Total Stockholders' Equity                              463,331
                                                             -------

     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                            $1,025,118
                                                          ==========

                                  LBU,  INC.
                   STATEMENT OF INCOME AND RETAINED EARNINGS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (unaudited)

SALES                              $941,895

COST OF GOODS SOLD                  578,666

GROSS PROFIT                        363,229

OPERATING EXPENSES
     Payroll                         95,552
     Occupancy                       55,150
     Selling and Shipping           123,580
     General and Administrative      64,503
     Factor Fees and Interest        11,394
     Depreciation                     3,972
                                   --------

     Total Operating Expenses       354,151
                                   --------

INCOME FROM OPERATIONS                9,078
                                   --------

OTHER INCOME
     Interest Income                    475
     Retail Income                   12,000
                                   --------

     Total other Income              12,475

INCOME BEFORE INCOME TAXES           21,553
                                   --------

PROVISIONS BEFORE INCOME TAXES
     Federal                          2,941
     State                            1,940
                                   --------

     Total Income Taxes               4,881

NET INCOME                           16,672

RETAINED EARNINGS (DEFICIT)
     Beginning December 31, 1995   (283,888)
                                   ---------

     Ending March 31, 1996      $  (267,216)
                                   ---------

                                   LBU, INC.
                      (FORMERLY NEW CENTURY MEDIA, LTD.)
                         NOTES TO FINANCIAL STATEMENT
                                MARCH 31, 1996


Note 1 - Organization and Significant Accounting Policies
---------------------------------------------------------

     Organization:  LBU, Inc. (a Nevada corporation) (the "Company) previously
     -------------
known as New Century Media Ltd. is a manufacturing marketing operation that specializes in the creation of innovative, fashionable utility and wearable bags for the accessory, retail and promotional markets.

In February 1995, the Company entered into a plan of reorganization with LBU, Inc. (a Delaware corporation) (LBU-Delaware) whereby the shareholders of LBU-Delaware would obtain controlling interest of New Century Media, Ltd., in a transaction accounted for as a reverse acquisition. New Century Media, Ltd. ultimately changed its name to LBU, Inc. on March 31, 1995.

     Inventories:  Inventories are valued at the lower of cost or market, with
     ------------
cost being determined by the first-in, first-out (FIFO) method.

     Fixed Assets:  Property and equipment are stated at cost.  Depreciation of
     -------------
furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease on straight-line basis.

     Cash and Cash Equivalents:  For the purposes of the statement of cash
     --------------------------
flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalent.

     Income Taxes:  Income taxes are provided for the tax effects of
     -------------
transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the accelerate depreciation methods, the reserve method for bad debt and the uniform capitalization rules under IRS Code Section 263A for financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which would be either be taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity due to the successful reorganization. Previously, its earnings and losses were included in the personal tax returns of the stockholders, and the company did not record an income tax provision.

     Estimates:  The preparation of financial statements in conformity with
     ----------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stockholders Equity:  In August 1995, the company declared a 20 for 1
     --------------------
reverse stock split on the then issued and outstanding common shares. All outstanding share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the 20 for 1 reverse stock split. The result of this action reduced the previous 24,550,000 shares of common stock to 1,227,500 shares.

In July, 1995 the company entered into a financial services agreement with Glenneyre Capital Corp. (GCC), Poimandres Financial Corp. (PFC) and Bristel Media Ltd. (BML) (a group of financial consultants. The agreement required GCC, PFC and BML to provide certain professional services relating to raising of capital to the Company in exchange for 300,000 shares of the Company's common stock. The agreement specified that such services were assigned value of $60,000. However, the Company had recorded the issuance of the 300,000 shares based upon the then market value of its common stock, $540,000, resulting in a charge to additional paid in capital for the current period.

Note 2 - Accounts Receivable and Factoring Arrangements.
--------------------------------------------------------

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

Note 3 - Commitments and Contingencies
--------------------------------------

In August, 1993, LBU-Delaware entered into employment agreement with the
president/principal shareholder.   These agreements provide for payments of
approximately $148,999 per year, and escalated periodically to approximately $163,000 per year, and run through 1996.

The Company entered into a ten year lease agreement for its new facilities in Carlstadt, New Jersey. The rent commencement date is July 1, 1995. At the time, the Company incurred incidental non-recurring costs due to the relocation of approximately $100,000. Rent paid during the year ended December 31, 1995 amounted to $99,105. The minimum future rental payments under the non-cancelable operating leases ad of December 31, 1996 are:

          Year ending
          December 31.           Amount
          ------------           ------
          1996                   $134,414
          1997                    138,821
          1998                    143,228
          1999                    148,369
          2000                    154,245
          2001 and thereafter     766,083

The company is currently involved in a dispute with Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. ("the plaintiff's"). The lawsuit stems from a financial services agreement dated July 24, 1995, between the plaintiff's and LBU, Inc., regarding the Company's issuance of 300,000 shares of common stock, which was issued to the Plaintiffs in return for services in connection with the raising of capital. Currently, 204,000 share have been confiscated and canceled by the Company due to the plaintiff's non-performance of services relative to the contract.

Management believes the lawsuit is without merit, and that the outcome of the claim will not have a material impact on the Company's financial position.