Form 10-Q
period 1996-06-30
LBU INC
filed 1996-10-11
CIK 39743

FORM 10-Q

                                                            COMPLETE WITH
                                                                  EXHIBITS

SECURITIES AND EXCHANGE COMMISSIONS
Washington, DC  20559


________________________________________________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Quarter ended JUNE 30, 1996
                                               AND
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number: 2-41015

--------------------------------------------------------------------------------

                                   LBU, INC.
              (Exact name of Registrant as specified in its charter)

                     formerly New Century Media, Ltd.


--------------------------------------------------------------------------------
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

YES [ ] NO [X] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.)
As of June 30, 1996, the number of shares outstanding of the Registrant's Common Stock was 1,345,834.



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Attached hereto and incorporated herein by reference are unaudited financial statements of the Company for June 30, 1996 and results of operations for the six months then ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Sales volume for the six months ending June 30, 1996 increased 22% over the same period in the prior year. The cost of sales increased 46%, gross profit decreased 11%. This was due to the increase in sales volume of products with lower pricing in order to increase market share.

General administrative expenses decreased 26% over the same period in the prior year. This was due to greater efficiency of management in the utilization of its personnel and computer systems.

The increase in factor fees and interest reflects the higher level of borrowings against factored accounts receivable. This also includes a one time non-recurring fee in order to finance an order to a customer.

Management believes that sales will continue to increase as new product lines are introduced to its expanding markets. The company recently entered the high end designer accessory market. This should significantly improve the company's profit margins



                        LIQUIDITY AND CAPITAL RESOURCES

The sales growth, profits and its borrowing capacity has been hindered due to the current level of capital resources available in the Company. Until additional capital is invested in the Company, it will continue to incur high interest expense and large fluctuations in its liquidity. Company management is investigating various alternatives in attracting capital for the Company.

                          PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 17, 1996 the registered agent of the Company was served with a complaint arising from a financial services contract entered into by the company on July, 24, 1995. The lawsuit was filed in the Eighth District Court, Las Vegas, Nevada. The plaintiff's are Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. The suit alleges the Company committed breach of contract, and other causes of action against the plaintiffs in connection with the financial services contract and the securities issued to the plaintiffs which were subsequently canceled by the company. The Company believes the action it has taken, in the cancellation of said stock, is appropriate. The initial complaint has been answered by the Company denying all allegations of any wrong doing.



ITEM 2.  CHANGES IN SECURITIES

The company sold 38,000 shares of its previously unissued common stock with restricted legends to a consultant for services rendered and a sum of $15,000 in the second quarter of the fiscal year.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

None
                                 EXHIBIT INDEX
     Financial Statements and documents furnished as part of this registration statement.
                                  EXHIBIT F-2
            Financial Statements (unaudited) June 30, 1996 and 1995
                                 EXHIBIT F-27



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the form 10-Q report for the quarter ended June 30, 1996 has been signed below by the following person on behalf of the registrant and in the capacity and on the data indicated.

Date:___________________          LBU, Inc.
                             A NEVADA CORPORATION
                                    by

_________________________________               _______________________________
JEFFREY MAYER                                   FRED KING
President/Director                              Director

                                   LBU, INC.
                                 BALANCE SHEET
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                    June 30,
CURRENT ASSETS                                   1996         1995
                                               ----------   ----------
     Cash                                      $  335,552   $   78,465
     Accounts Receivable, Net                     302,475      274,532
     Inventory                                    500,658      520,930
     Other current assets                          39,326       49,365
                                               ----------   ----------
           Total Current Assets                 1,178,011      923,292
                                               ==========   ==========

Equipment and Lease Hold Improvements, Net        166,401       70,667
Other Assets - Deposits                            38,782       38,782
                                               ----------   ----------
           Total Assets                        $1,383,194   $1,032,741
                                               ==========   ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts Payable                             433,613      430,732
     Accrued Expences                             155,175      111,135
     Customer Deposits                             53,052
     Note Payable                                 100,000
     Accrued Taxes                                 80,113       49,365
                                               ----------   ----------
           Total Current Liabilities              821,953      591,232



Stockholders Equity
Common Stock Authorized
     50,000,000 shares $.001 par value
     Issued and outstanding at:
     June 30, 1996,  1,345,834 shares
     June 30, 1995, 18,550,000 shares               1,346       18,550
Additional Paid in Capital                        717,201      558,050
Accumulated (Deficit)                            (157,306)    (144,126)
                                               ----------   ----------
Net Stockholder's Equity                          561,241      432,474
                                               ----------   ----------
Total Liabilities and Stockholder's Equity     $1,383,194   $1,032,741
                                               ==========   ==========

                                   LBU, INC.
                       STATEMENT OF INCOME AND EXPENSES
                             FOR SIX MONTHS ENDED
                            JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                  Six Months Ended
                                                       June 30,

                                                    1996        1995
                                                -----------   ----------
Sales                                           $ 2,929,285   $2,401,604
Costs of Goods Sold                               1,962,538    1,344,898
                                                -----------   ----------
Gross Profit                                        966,747    1,056,706

OPERATING EXPENSES
Sales Expenses                                      389,507      404,066
General and Administrative Expense                  307,768      415,229
Factor Fees and Interest                             98,711       29,184
                                                -----------   ----------
   Total                                            795,986      848,479

Income from Operations                              170,761      202,227

OTHER INCOME
Interest                                                936
Rent                                                 24,000
                                                -----------

Income before income taxes                          192,996      208,227

Provision for income taxes                           69,115       58,400
                                                -----------   ----------

Net income for the period stated                $   123,881   $  149,827
                                                ===========   ==========

Retained Earnings, December 31, 1995              (283,888)

Retained Earnings, June 30, 1996                   157,306
                                                ==========

                                   LBU, INC.
                            STATEMENT OF CASH FLOW
                  FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                          For the six months
                                                             ended June 30

                                                        1996        1995
                                                    ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income                                       123,881     149,827
Adjustments to reconcile net income to net
cash used in operating activities;
depreciation and amortization                           7,942      12,238
Provision for losses on accounts receivable                        (8,110)
Investment Income                                        (936)

(INCREASE) DECREASE IN:
     Accounts Receivable                             (210,980)   (222,200)
     Inventories                                       74,877    (100,034)
     Other current assets                             (12,392)      1,559

INCREASE (DECREASE) IN:
     Accounts Payable                                 161,839      92,305
     Accrued Expenses                                 (39,816)     14,901
     Taxes Payable                                     69,117      58,400
                                                    ---------   ---------
Net cash provided (used) in operating activities      173,532      (1,614)
                                                    ---------   ---------

CASH FLOW FROM INVESTING ACCOUNTS:
     Capital Expenditures                             (25,673)    (28,391)
     Collection of Loan                                 2,202
     Increase in other assets                             936     (38,782)
                                                    ---------   ---------
Net cash (used) in investing activities               (22,535)    (67,173)
                                                    ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Loan payments received                                        15,383
     Net Borrowing from Banks                         150,000
     Repayment of Loans                               (50,000)    (55,000)
     Sale of Capital Stock                             15,000     125,000
                                                    ---------   ---------
Net cash provided by Financing Activities             115,000      85,383
                                                    ---------   ---------
Net increase in cash                                  265,997      16,596

Cash at beginning of period                            69,555      61,869
                                                    ---------   ---------
Cash at end of period                                 335,552      78,465
                                                    ---------   ---------

Supplemental Disclosures
     Cash paid during the period for:
     Interest                                       $  98,711   $  25,709
 Income taxes

                                   LBU, INC.
                      (FORMERLY NEW CENTURY MEDIA, LTD.)
                         NOTES TO FINANCIAL STATEMENT
                                 JUNE 30, 1996
                                  (UNAUDITED)


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

In July, 1995 the company entered into a financial services agreement with Glenneyre Capital Corp. (GCC), Poimandres Financial Corp. (PFC) and Bristel Media Ltd. (BML) (a group of financial consultants. The agreement required GCC, PFC and BML to provide certain professional services relating to raising of capital to the Company in exchange for 300,000 shares of the Company's common stock. The agreement specified that such services were assigned value of $60,000. However, the Company had recorded the issuance of the 300,000 shares based upon the then market value of its common stock, $540,000, resulting in a charge to additional paid in capital for the current period. The company issued 38,000 shares of common stock for services and $15,000 in cash during the second quarter of 1996.

Note 2 - Accounts Receivable and Factoring Arrangements.
--------------------------------------------------------

The Company entered into a factoring arrangement with a factor whereby the factor will make advances to the Company on approved accounts receivable balances. Interest of 2% per annum above the prime rate will be charged on outstanding advances. The factor has a lien against all assigned receivable. In addition, the Company's president/principal shareholder and his wife, who is also an officer of the Company, have personally guaranteed factor advances under this agreement.

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

The company is currently involved in a dispute with Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. ("the plaintiff's"). The lawsuit stems from a financial services agreement dated July 24, 1995, between the plaintiff's and LBU, Inc.

300,000 shares of LBU, Inc's. restricted common stock were issued to the Plaintiffs in return for services in connection with the raising of capital. Currently, the restrictions on these shares are in dispute in addition to the actual services which LBU, Inc. claims were not performed. The shares were stopped by LBU, Inc. on November 19, 1995.