Form 10KSB
period 1996-12-31
LBU INC
filed 1997-04-15
CIK 39743

                                  FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1996

                       Commission File Number:  2-41015
--------------------------------------------------------------------------------
                                   LBU, INC.
             (Exact name of Registrant as specified in its charter)

                        formerly New Century Media, Ltd.

--------------------------------------------------------------------------------
           NEVADA                                                 62-1203301
(Jurisdiction of Incorporation)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

310 PATERSON PLANK ROAD, CARLSTADT, NJ                                  07072
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (201) 933-2800

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the restraints (1) had filed all reports required to be filed y Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.               [ ] Yes  [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB []

     The aggregate market value of stock held by non-affiliates of the registrant as of March 31, 1997, was approximately $1,049,832 based upon the last sales price on March 31, 1997, on the NASDAQ National Market for the Company's common stock of $2.53 per share.


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 1997, the number of shares outstanding of the Registrant's Common Stock:
1,338,977.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                     PART I



ITEM 1.  BUSINESS

LBU, Inc. the "Company" is a leading designer, marketer, and manufacturer specializing in fashionable bags, promotional products and houseware accessories for the retail, promotional, OEM and industrial markets. The Company has its own in-house U.S. manufacturing facility which enables the company to meet customer demand quickly. The Company's sales have increased through internal growth averaging 40% per year since 1992 from $996,000 to $5,100,000 in calendar 1996.

The bag and accessory business now operated by the Company was founded in 1989 by Mr. Jeffrey Mayer its current CEO, as a local New York City "start-up" company manufacturing and selling designer laundry bags . The customers were local and regional retail outlets like Zabars, Conway and College bookstores.
These original clients along with many others are still active today.   The
Company has since expanded its product line and levels of distribution to national and international corporate accounts servicing the Retail, Promotional, O.E.M., and Industrial markets. In 1995 this business was acquired by the Company in a reorganization which resulted in Mr. Mayer becoming the Company's principal shareholder and operating officer. See "History of Corporate Structure."

The Company's   business consists of the following:

PROMOTIONAL PRODUCTS INDUSTRY

The promotional product industry which consists of products bearing a logo or insignia, totaled $8.2 billion in 1996 according to figures published by PPAI, (Promotional Products Association, Inc.) The promotional products industry is comprised of direct corporate users, advertising agencies, and more the 2,600 ad specialty distributors. Promotional products are useable goods imprinted with the name, corporate logo or advertisers slogan which are given by companies to promote goodwill, sales, customer loyalty and increased exposure to a targeted audience. Some of the Company's popular promotional products include, gear and travel bags, insulated water bottle holders, cosmetic bags, backpacks, duffel and tote bags and golf shoe bags. The Company has successfully developed programs for some of the following corporations; Revlon, Tommy Hilfiger, The Gap, Nynex, AT&T, Sony, Merryl Lynch, Charles Schwab, Merck, and Coca Cola.

The Company believes that it has a distinct competitive advantage in the marketplace due to its ability to domestically create, manufacture and distribute a complete promotional program to its clients in a short turnaround time. This is due to the Company's unique process "QUICKPRO"/TM/ which utilizes the Company's comprehensive "in-house" operation. This compares favorably to most of its competitors who typically rely on Asian imports.

The "QUICKPRO" (TM) process incorporates three separate functions.

1.   The Creative Process, which includes the development of a unique
         ----------------
     promotional program through its in-house art and design department. The company's creative staff using customer budget parameters builds a distinct customized product design.

2.   The Development Process, incorporates an  "in-house" production staff
         -------------------
     consisting of sewers, cutters and printers who manufacture the finished product.

3.   The Marketing Process, packages the program within the client's budget and
         -----------------
     directs the user on how the program should be presented to their targeted audience.

RETAIL PRODUCTS INDUSTRY

Houseware Industry

The Company sells a full line of fashionable and wearable bags, houseware and garment care products to regional, national and international retailers throughout the United States and abroad. This extensive packaged product line consists of some of the following items: mesh hosiery and sock/sweater bags, nylon and canvas laundry novelty bags, hampers, travel bags and a full line of ironing board pad and cover sets. These products are sold to retailers such as Kmart, Lechters, Sterns, Safeway and Bed Bath and Beyond. Some products may be seasonal such as its "Back to School" laundry bag programs which are purchased by university bookstores and college campuses displaying their college emblems. The National Association of College Bookstores estimates the college retail industry to be in excess of $7 billion per year.

Accessory Industry

The accessory market is a $22 billion per year industry as reported in Details Magazine in March, 1996. In the past year the Company has developed an extensive line of high end designer bags for this marketplace. These trendy and fashionable products include over 100 styles using various high-tech fabrics such as neoprene, denims, nylons, and micro meshes. Examples of some of the Company's products are cosmetic cases, back packs, water bottle bags, briefcases and designer travel bags. The Company's clients include some of the leading department stores and boutiques in the United States such as Nieman Marcus and Nordstroms, as well as major retailers in Japan , such as Tobu, and Isetan.

In February, 1997 the Company opened a Showroom in the Accessory Building on Fifth Avenue in New York City. This showroom provides accessibility and exposure for the Company's products to buyers of accessory items. It also allows the Company's sales force to capitalize on the many leads generated at the various trade shows the Company attends on a regular basis.

INDUSTRIAL & O.E.M. INDUSTRY

The Industrial and Original Equipment Manufacturer division sells many types of custom made bags for various commercial, industrial, packaging and government applications. Some of the products include heavy duty garment and laundry bags for commercial laundromats, dry cleaners, prisons, hospitals and hotels. The Company relies on extensive advertising through the Thomas Register and other industrial and government buying guides as well as attend all the major trade shows to increase market share.

STRATEGY

The Company's business strategy is to develop a brand name which would distinguish its line of products and increase market share within each industry group. The Company intends to concentrate its marketing, sales and financial resources in the promotional and retail industries by:

1. adding additional experienced in-house sales personnel and increase its outside distributors twofold during calendar year 1997.

2. using its new Internet Web Site as a source of generating business from new and existing clients.

3. enhancing its company brochures and catalogs in the promotional and retail trades.

4. increasing its attendance at Industry Trade Shows utilizing its new high-tech exhibit display.

5. utilizing new computer and internal control systems to reduce order process time and increase inventory turnover.

6. promoting the "MADE IN USA...IT MATTERS" advertising campaign in conjunction with the Company's U.S. "QUICKPRO"/TM/ process.

OPERATION AND PRODUCTION

The Company's growth is directly related to its ability to manufacture and ship its customers in short time intervals. Depending upon order size, product type, customization and raw material availability, the Company's lead times range from 2 days to 4 weeks.

Sales orders are received through in-house sale personnel, outside independent sales representatives, distributors, catalogs, the Internet and trade shows. The Company attended 10 trade shows during 1996 and intends to increase that number in 1997. New orders are processed through the Company's "ARIA Textile Manufacturing"/TM/ computer system. The computer program provides the Company with immediate information on customers, orders through the EDI system, invoices, accounts receivable, inventory allocations, product styles, raw materials, vendors/subcontractors, the various production stages, production scheduling, sales rep performance, sale returns and chargebacks. The system assists the Company in the processing and monitoring of customer orders throughout the manufacturing and shipping cycles quickly and efficiently. The Company's Quality Control Department insures that the completed customer order is consistent with the customer's purchase order specifications.

OPERATIONS PRODUCTION MANAGEMENT

The Company's production facility is a unique vertical operation that involves creative design, sample, cutting, sewing and printing operations all within a 30,000 square foot facility in Carlstadt, New Jersey, 10 miles from midtown
Manhattan.   In order to meet increasing demand for the Company's products, the company also utilizes outside sewing sub-contractors who are all located in close proximity to the Company's facility . The use of outside sewing subcontractors provides the Company with flexibility in that as production requirements increase, work load can be transferred quickly and efficiently without increasing overhead costs. This is because the company pays its subcontractors at a fixed rate per piece sewn. Quality control is assured by the continual monitoring and inspection of the subcontractors facilities.


Capacity

Management believes that the Company has the ability to increase its sales to approximately $25,000,000 without having to expand the size of its present production facility. In order to manage demand and reduce costs, additional funding may be necessary for the purchase of additional automated production equipment and to maintain higher raw material and finished goods inventory stock levels.


Operations Management

The President and Chief Executive Officer, Mr. Jeffrey Mayer has over 15 years experience in various sales and marketing management positions. Mr. Mayer founded the Company in 1989. Prior to that time he served as Regional Sales Manager for Minute Maid Juice, a Coca-Cola Foods Division. Mr. Mayer oversees the Company's marketing direction and plays a major role in selling national accounts. The Company's sales and marketing management team consists of individuals with significant experience to insure that the business strategy is being successfully implemented.

Personnel

The Company employs a full-time staff between 35 and 50 employees, depending upon the time of the year. The Company's employees are not represented by a trade union and management believes that its relations with its employees are good.

COMPETITION

Many of the Company's competitors are significantly larger in sales and financial strength. Gaining entry into the promotional and retail marketplace is not very difficult, but, doing it well and competitively is. In the promotional product industry for example, the competition may not always be a distributor or manufacturer of bags, but very often other types of products (such as pens, tee shirts, hats, etc.) that can be offered within the customer's budget. Some of the company's competitors in the promotional products industry include: Norwood Promotional Products, Inc., Halo, and Cyrk. It's competitors in the Retail (houseware) industry include Design Trends, Inc. and Seymour Housewares Inc.

Management believes that in the promotional product industry its creative team in conjunction with the Quickpro/TM/ process can provide a legitimate competitive advantage over its competitors who often rely on overseas products typically from Asian countries. Offering decision makers a "complete marketing program" including a wide range of customized, quality U.S. products within the clients budget and delivery constraints, sets the company apart among its competitors regardless of size. Because of this domestic process many of the Company's competitors are also its clients.


HISTORY OF CORPORATE STRUCTURE

LBU, Inc., a Delaware corporation ("LBU-Delaware") commenced business operation in 1989 manufacturing and selling designer laundry bags. LBU-Delaware continued
to operate as a privately-held corporation until March 1995.   On March 25,
1995, LBU-Delaware entered into a reorganization transaction with New Century Media, Ltd. ("New Century"), a Nevada corporation whose Common Stock traded on the over-the-counter Electronic Bulletin Board. In the reorganization, the shareholders of LBU-Delaware obtained a controlling interest in New Century in exchange for all of the stock of LBU-Delaware, and LBU-Delaware became a wholly-owned subsidiary of New Century. Upon completion of the reorganization, New Century changed its name to LBU, Inc.

New Century formerly operated under the following company names in ascending
order since October 26, 1970;   Halycyon Data Management Group, Inc., Quest
International Equities, Inc.,  Astrotek Inc. and Agri-Quest Mining, Inc.   These
companies had engaged in business activities as a manufacturer of computer - related equipment in the 1970's and 1980's and attempted to develop a copper mining operation in 1991, which business was assigned to a third party in 1992. New Century was not active in any business operation after 1992 up until its reorganization with LBU, Inc. in 1995.

LBU, Inc. and its management had no relation with any of the predecessor companies of New Century Media, Ltd. prior to its acquisition on March 24, 1995. There are no members of management nor any directors of LBU, Inc. that have had any affiliation with New Century Media or any of it's predecessor companies at any time prior to its acquisition.

ITEM 2.  PROPERTIES.

LBU, Inc.'s administrative offices, warehousing and manufacturing facility consisting of approximately of 30,000 square feet is located at 310 Paterson Plank Road, Carlstadt, New Jersey. The building was constructed in 1975. The company has a 10 year lease expiring in the year 2006. The facility is used to manufacture, distribute, warehouse and ship the Company's products. LBU, Inc. opened a showroom in the Accessory Building on Fifth Avenue in New York City in February, 1997. The lease expires December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to litigation from time to time in the ordinary course of business. The Company is currently involved in a dispute with Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. ("the Plaintiffs"). The lawsuit stems from a financial service agreement dated July 24, 1995, between the plaintiff's and LBU, Inc.

300,000 shares of LBU, Inc's. restricted common stock were issued to the Plaintiffs in return for services in connection with the raising of capital. Currently, the restrictions on these shares are in dispute in addition to the actual services which LBU, Inc. claims were not performed. The shares were stopped by LBU, Inc. November 19, 1995 and subsequently 269,000 shares had been canceled.

On March 18, 1996 the registered agent of the Company was served with a complaint arising from a financial services contract entered into by the Company on July 24, 1995. The lawsuit was filed in the Eighth District Court, Las Vegas, Nevada. The plaintiffs are Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services Inc. The suit alleges the Company committed breach of contract, and the other causes of action against the plaintiffs in connection with the financial services contract and the securities issued to the plaintiffs which were subsequently canceled by the Company. The Company believes the action it has taken, in the cancellation of 269,000 shares of said stock, with paid in capital adjusted pro rata, is appropriate. The initial complaint had been answered by the Company denying all allegations of any wrong doing.

Although legal counsel is unable to evaluate the likelihood of an unfavorable outcome or an estimate of the potential loss, the plaintiffs are requesting in excess of $10,000 for complaint damages, $60,000 in punitive damages determined by the fair market value of their services at the time of the service agreement and an undeterminable amount of punitive damages.

With respect to the $60,000 claim for services to raise capital, such transaction would have no net effect on the Company's book equity.

Management believes these charges are without merit and that the outcome of the claim will not have a material impact on the Company's financial position. Nevertheless, due to uncertainties in the settlement process, it is at least reasonably possible that management's view of the outcome will change in the term.

At the present time there are no such legal matters that will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the year ended December 31, 1996.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS. MARKET INFORMATION:

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is traded on the over-the-counter market and is quoted in NASDAQ under the symbol LBUAA. Set forth below are the high and low closing bid prices for the first quarter, and each quarter of 1995 and 1996 as reported by the National Quotation Bureau, Inc.

1995                                                      HIGH BID  LOW BID
----                                                      --------  -------
First Quarter.........................................      N/A       N/A
Second Quarter........................................      2.56      1.75
Third Quarter.........................................      4.47      2.25
Fourth Quarter........................................      2.50       .80

1996
----
First Quarter.........................................      1.30       .40
Second Quarter........................................      1.15       .50
Third Quarter.........................................      3.87      1.50
Fourth Quarter........................................      1.70       .50

1997
----
First Quarter.........................................      3.30       .50


The above quotations are interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The Company has never paid a cash dividend. The Company intends to retain all of its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other things, upon the Company's earnings and financial condition.

As of March 31, 1997 there were 387 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sales

Since 1992, the Company's annual revenue has grown by nearly 40% per year. Net sales increased to $5,103,000 in 1996 from $3,828,000 in 1995. Net income
before taxes increased  to $146,000 in 1996,  from $4,000 in 1995.   Net income
after taxes increased to  $105,000 in 1996,  from $12,000 in 1995.

The sales and income growth was attributable to three major factors:

1. The successful introduction of the company's new packaged line of laundry and garment care products to retail companies such as Kmart, Sterns, Pathmark, and Safeway.

2. The Company's marketing and design efforts in producing over 200 new product styles in 1996 to the promotional product industry.

3. The utilization of its "QUICKPRO"/TM/ Process. This enabled the Company to capitalize on booking and fulfilling successfully many client orders that required short turn around times. The Company expects that a significant percentage of its future sales growth objectives will be attributable to the promotional product industry.

The following summarizes Net Sales and Earnings before interest and taxes ("EBIT") for the Company's Major Industry Groups.

                                       1994        1995        1996
                                    ----------  ----------  ----------
SALES:
     Retail                         $1,987,000  $2,527,000  $2,805,000
     Promotional Products              435,000     957,000   1,887,000
     Other (O.E M. & Industrial)       299,000     344,000     408,000
                                    ----------  ----------  ----------
     TOTAL                          $2,721,000  $3,828,000  $5,100,000
                                    ==========  ==========  ==========

Costs of Goods Sold

Costs of goods sold for 1996 increased $1,124,000, or 50%, to $3,370,000, from
$2,246,000 in 1995.   Approximately 70% of the increase was attributable to the
increased cost and expenses associated with the increased sales of the company's new laundry and garment care product lines. Of that amount approximately 25% was directly related to the cost of developing the product packaging and their associated catalogs and brochures.

Gross Profit

Gross profit from 1996 increased $151,000, or 9.5% to $1,733,000 from $1,582,000 in 1995. This increase was directly attributable to the investment the company made in it's new laundry and garment care product lines as related above. The Company believes that gross profit margins should improve significantly, since the development costs have already been capitalized.

Total Operating Expenses

Total operating expenses increased $69,000, or 4.4% to $1,639,000 from $1,570,000 in 1995. The increase was attributable to higher factor and interest charges of 115,000. Not including factor and interest charges, the Company's total operating expenses actually decreased $46,000 or 2.9%.

This  decrease was primarily attributable to the following:

1. Higher efficiencies, through the use of newly acquired computerized equipment which helped reduced GNA labor costs

2. Increased quality assurance standards, which reduced sales returns and department store chargebacks.

3. General company purchases at favorable bulk discount pricing and through increased overall economies of scale.

Operating Income

Operating income for 1996 increased $83,000, or 638% to $95,000 from $13,000 in 1995. Net income for 1996 increased $93,000, from $12,000 in 1995. Part of the increase was attributable to the Company's success in maximizing its efficiency of controlling costs. In addition, the Company's move into its new operations facility during the second quarter of 1995 has greatly helped facilitate the efficiency of its operations during 1996.


Liquidity and Capital Resources

The Company's cash position as of December 31, 1996 was $185,508.   During 1996,
LBU, Inc. increased its line of credit with Summit Bank to $100,000. The Company is presently negotiating with Summit and several other banks for additional borrowings. LBU, Inc's primary source of financing is with the CIT Group Commercial Services. They provide factoring and accounts receivable financing. The Company pays a 1.25% factor charge on its invoices for the guarantee of payment on its receivables. In addition, the company benefits from having The CIT Group collect payments from its customers for their outstanding invoices.

The Company pays 2% above the prime lending rate on borrowings up to 85% of the outstanding accounts receivable. The credit facility is secured by the Company's account receivable , inventory, fixed assets and all intangibles owned by the Company. At the present time, the company is exploring other sources of financing in order to facilitate its continued sales growth.

On March 18, 1997, the Company received an equity investment in the amount of $375,000 representing 18.67% of the Company's common stock from an investment group led by John H. Robinson, former Chairman of the Harper Group. Mr. Robinson has been voted to the Company board of directors on March 18, 1997. (See security ownership of certain beneficial owners and management for further discussion.)

Growth  and Risks

The Company during the past  4  years, has experienced significant growth .
This resulted solely from internal growth. There has been no acquisitions to date, nor does the company anticipate that future growth will be fueled by any acquisitions. There can be no assurance that the Company will be able to maintain or accelerate its internal growth or that the Company will be able to effectively manage and finance its expanding operations. The Company is evaluating potential capital expenditures to expand its production capacity, but has not entered into any agreements at this time.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LBU, Inc.

Annual Financial Statements

Report of Neil Della Torre & Company, Independent Auditors

Balance Sheets as of December 31, 1995 and December 31, 1996

Statements of Income for the years ended December 31, 1995 and December 31, 1996

Statements of Shareholders' Equity for the years ended December 31, 1995 and December 31, 1996

Statements of Cash flows for the years ended December 31, 1995 and December 31, 1996

Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  POSITION/
NAME          AGE OFFICES HELD  BUSINESS EXPERIENCE BACKGROUND AND DIRECTORSHIPS
----          --- ------------  ------------------------------------------------

Jeffrey Mayer  34 CEO/President Mr. Mayer has over 15 years experience in
                      Director various sales & marketing positions. At the age of 15, he was selling designer laundry bags on the street corners in New York City. The following year he began selling to many of the Houseware and Discount stores throughout New York City. Mr. Mayer subsequently graduated from Baruch College with a degree in Marketing and Management. Prior to his forming of LBU, Inc., Mr. Mayer was regional sales manager from 1986 to 1988 with a Coca Cola Foods division, Snax Management. Mr. Mayer leads the company's marketing and sales direction. He has been with the Company since its incorporation, in 1989.



Isel Mayer     36 Corporate     Isel  Mayer manages the Company's creative &
                    Secretary   product development departments. She is
                    Director    responsible for designing and developing future
                                product lines in the various industries. She has been with the Company since 1989. Her former position was East Coast Manager of Ebel USA.
                                Isel is Jeffrey Mayer's spouse.


Fred King      54 Sales Manager Mr. Fred King manages the Company's domestic in-
                    Director house sales organization. Mr. King has over 30 years experience in various sales management positions, including a former owner of a 13 store retail chain until 1993. He has been with the Company since 1993.

John Robinson  74 Director      Mr. Robinson, 45 years as Chairman of the Harper
                                Group, with 342 global offices in 95 countries joins LBU, Inc. as a major stockholder and director. Mr. Robinson is also Chairmen of Lukens Medical, RJH Properties, Inc. and Vice
                                Chairman of Commonwealth Inc. New York. He has been with Commonwealth, Inc. since 1993. Prior to that he was with The Harper Group for 45 years. He is also a major Stockholder and Director of The Commercial Bank of San
                                Francisco, and eight other U.S. Companies.

ITEM 10.  EXECUTIVE COMPENSATION.

Name and                                            Other Annual
Principal Position    Year  Salary ($)  Bonus ($)  Compensation ($)
------------------    ----  ----------  ---------  ----------------

Jeffrey Mayer         1996   100,000          0                  0
  President           1995   100,000
                      1994    53,846

Isel Mayer            1996    50,000          0                  0
Corp.  Secretary      1995    49,000
                      1994    26,384

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the name and address, the number of shares, beneficially owned and percent of the class those shares represent for each officer, director and person known by the company to be the beneficial owner of more then 5% of the outstanding common stock as of March 31, 1997.

Name and Address of           Amount of  Percent
Beneficial Owner              Ownership  of Class
----------------------------  ---------  --------

Jeffrey Mayer                  676, 000     50.48
Director
310 Paterson Plank Road
Carlstadt, NJ 07072

Isel Mayer                     0            0 /1/
Director/Secretary
310 Paterson Plank Road
Carlstadt, NJ 07072


John P. Holmes & Co. Inc.      250,000      18.67

John H. Robinson               0            0 /2/
Director
316 Townsend Street
San Francsico, CA 94107

Fred King                      0            0
Director
310 Paterson Plank Road
Carlstadt, NJ 07072


All officers and directors     676,000      50.48
as a group.

Notes to table 4:

1. Does not include 676,000 shares of common stock held by Jeffrey Mayer, who is the spouse of Isel Mayer.

2. Does not include 250,000 shares of common stock held by John P. Holmes & Co. Inc., of which Mr. Robinson is a shareholder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable

                                    PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Index To Financial Statements

(a) The following documents are filed as part of the Annual Report or are incorporated by reference as indicated.

     1.  The following financial statements are included under Item 8:

     Report of Neil Della Torre & Company, Independent Auditors

     Balance Sheets as of December 31, 1995 and December 31, 1996

     Statements of Income for the years ended December 31, 1995 and December 31, 1996

     Statements of Shareholders' Equity for the years ended December 31, 1995 and December 31, 1996

     Statements of Cash flows for the years ended December 31, 1995 and December 31, 1996

     Notes to Consolidated Financial Statements

(b)   Reports on Form 8-K - None

                                   SIGNATURES


          In accordance with to the requirements of the Securities Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)_________________________________________________________________

By (Signature and Title)* ______________________________________________________

Date:______________________________________________________________________


In accordance with The Exchange Act, this report has been signed below by the following persons on behalf of the registrant's and in the capacities, and on the dates indicated.

/s/ Jeffrey Mayer                               April 11, 1997
------------------------                        -----------------------
Jeffrey Mayer - Director                               Date


/s/ Isel Mayer                                  April 11, 1997
------------------------                        -----------------------
Isel Mayer - Director                                  Date


/s/ John Robinson                               April 11, 1997
------------------------                        -----------------------
John Robinson - Director                               Date


/s/ Fred King                                   April 11, 1997
------------------------                        -----------------------
Fred King - Director                                   Date

                              LBU, INC.

                    (formerly NEW CENTURY MEDIA, LTD.)

                          FINANCIAL STATEMENTS

                        *       *       *      *

                        DECEMBER 31, 1996 and 1995

March 31, 1997


To The Board of Directors of
LBU, Inc.

                          Independent Auditor's Report
                          ----------------------------

We have audited the balance sheets of LBU, Inc., (a Nevada corporation) (formerly New Century Media, Ltd.) as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBU, Inc., as of December 31, 1996 and 1995, and the results of its operations, changes in stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



NEIL DELLA TORRE & COMPANY

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                                 Balance Sheets
                                 --------------
                                  December 31,
                                  ------------


                                     Assets
                                     ------
                                                     1996         1995
                                                     ----         ----
  Current assets
Cash                                             $  185,508   $  69,555
Accounts receivable (net of allowance for
  bad debts of $41,300 and $84,992,
  respectively)                                     168,104      91,495
Inventory                                           789,090     575,538
Deferred tax asset                                   45,950      23,000
Other current assets                                 22,447       7,136
                                                 ----------    --------
  Total current assets                            1,211,099     766,724

  Noncurrent assets
Fixed assets, net                                   193,924     148,670
Other assets                                        109,214      38,782
                                                -----------   ---------

  Total assets                                   $1,514,237   $ 954,176
                                                 ==========   =========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

  Current liabilities
Accounts payable                                 $  458,772   $ 282,306
Accrued expenses                                    164,884     144,643
Customer advances                                   152,712      92,868
Accrued taxes                                        67,414      14,700
Leases payable - current                              2,474           -
Notes payable - current                              33,333           -
                                                 ----------   ---------
  Total current liabilities                         879,589     534,517

  Long-term liabilities
Leases payable                                        9,780           -
Notes payable                                        63,890           -
Deferred tax liability                               11,393           -
                                                 ----------   ---------

  Total liabilities                                 964,652     534,517
                                                 ----------   ---------



  Stockholders' equity
Common stock ($.001 stated value)
Shares: 50,000,000 authorized,
  1,088,977 and 1,310,834 issued
  and outstanding, respectively                       1,089       1,311
Additional paid-in capital                          727,458     702,236
Retained earnings (deficit)                        (178,962)   (283,888)
                                                 ----------   ---------
  Total stockholders' equity                        549,585     419,659
                                                 ----------   ---------

  Total liabilities and stockholders' equity     $1,514,237   $ 954,176
                                                 ==========   =========


   The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                              Statements of Income
                              --------------------
                        For the years ended December 31,
                        --------------------------------



                                          1996          1995
                                          ----          ----

 Net sales                             $5,103,401   $3,827,995
Costs of goods sold                     3,369,565    2,245,633
                                       ----------   ----------

 Gross profit                           1,733,836    1,582,362
                                       ----------   ----------

 Operating expenses
Shipping and selling                      637,605      668,672
General and administrative expense        831,281      846,491
Factor fees and interest                  169,814       54,578
                                       ----------   ----------
 Total operating expenses               1,638,700    1,569,741
                                       ----------   ----------

Income from operations                     95,136       12,621
                                       ----------   ----------


 Other income (expense)
Loss on sale of fixed assets                    -      (19,932)
Interest                                    2,946        1,023
Rent                                       48,000       10,000
                                       ----------   ----------

 Total other income (expense)              50,946       (8,909)
                                       ----------   ----------

Income before income taxes                146,082        3,712

Income taxes (benefit)                     41,156       (8,300)
                                       ----------   ----------

Net income                             $  104,926   $   12,012
                                       ==========   ==========

Earnings per share                           $.10         $.01
                                       ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                  Statement of Changes in Stockholders' Equity
                  --------------------------------------------
                 For the years ended December 31, 1996 and 1995
                 ----------------------------------------------

                                         Common Stock   Additional    Retained
                                      -----------------   Paid-in     Earnings
                                      Shares     Amount   Capital     (Deficit)    Total
                                      ------     ------   -------     ---------    -----
Balance at December 31, 1994,        102,500   $    103   $ 636,311   $(636,414)  $       -
  as adjusted for 20 to 1 stock
  split

Recapitalization pursuant to
  a plan of reorganization           200,000        200    (183,067)    340,514     157,647

Capital investment                   625,000        625     124,375           -     125,000

Financial services agreement         300,000        300     539,700           -     540,000

Financial service fees charged
  to additional paid in capital            -               (540,000)               (540,000)

Capital investment                    83,334         83     124,917           -     125,000

Net income for the year ended
  December 31, 1995                        -          -           -      12,012      12,012
                                   ---------   --------   ---------   ---------   ---------

Balance at December 31, 1995       1,310,834      1,311     702,236    (283,888)    419,659

Capital investment                    38,000         38      14,962           -      15,000

Capital investment                     9,143          9       9,991           -      10,000

Financial services agreement
  shares retired                    (269,000)      (269)   (483,931)          -    (484,200)

Reversal of services fees
  charged to paid in capital               -          -     484,200           -     484,200

Net income for the year ended
  December 31, 1996                                                     104,926     104,926
                                   ---------   --------   ---------   ---------   ---------

Balance at December 31, 1996       1,088,977   $  1,089   $ 727,458   $(178,962)  $ 549,585
                                   =========   ========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                            Statement of Cash Flows
                            -----------------------
                        For the year ended December 31,
                        -------------------------------

                                                        1996        1995
                                                     ----------  ----------
 Cash flow from operating activities
Net income                                           $ 104,926   $  12,012
                                                     ---------   ---------
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities
Depreciation and amortization                           34,814      16,268
Provision for bad debts                                  3,961      36,692
Deferred tax asset                                     (22,950)    (23,000)
Loss on sale of fixed assets                                 -      19,932

 (Increase) decrease in
Accounts receivable                                    (80,570)    (84,465)
Inventories                                           (213,553)   (154,642)
Other current assets                                   (15,311)     59,171
Other assets                                           (73,425)    (38,782)

 Increase (decrease) in
Accounts payable                                       176,466     (56,121)
Accrued expenses                                        20,241      48,409
Taxes payable                                           52,714      14,700
Customer advances                                       59,844      92,868
Deferred tax liability                                  11,393           -
                                                     ---------   ---------
 Total adjustments                                     (46,376)    (68,970)
                                                     ---------   ---------
 Net cash provided (used) by operating activities       58,550     (56,958)
                                                     ---------   ---------

 Cash flow from investing activities
Capital expenditures                                   (77,075)   (130,356)
                                                     ---------   ---------
 Net cash (used) by investing activities               (77,075)   (130,356)
                                                     ---------   ---------

 Cash flow from financing activities
Net borrowing from banks                               259,478           -
Repayment of loans                                    (150,000)    (55,000)
Sale of capital stock                                   25,000     250,000
                                                     ---------   ---------
 Net cash provided by financing activities             134,478     195,000
                                                     ---------   ---------

 Net increase in cash                                  115,953       7,686

Cash at beginning of period                             69,555      61,869
                                                     ---------   ---------
Cash at end of period                                $ 185,508   $  69,555
                                                     =========   =========

Supplemental disclosures
 Cash paid during the period for
   Interest and factor fees                          $ 169,814   $  54,578
   Income taxes                                              -       3,155

Non-cash financing activities
The Company issued 300,000 shares of
  common stock in 1995 for financial services.
  The financial services fees were charged to
  additional paid in capital.                        $       -   $ 540,000
                                                     ---------   ---------

Subsequently, in 1996, 269,000 shares of such
  common stock were retired.  Transactions
  previously made in 1995 were adjusted pro-rata.    $(484,200)  $       -
                                                     =========   =========

In connection with the recapitalization
  pursuant to a plan of reorganization
  200,000 shares of common stock were
  issued to acquire LBU, Inc.-Delaware
  in February 1995.                                  $       -   $ 157,647
                                                     ---------   ---------

   The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1996
                               -----------------



Note 1 - Organization And Significant Accounting Policies
---------------------------------------------------------

Organization:  LBU, Inc. ("Company"), a Nevada corporation, previously known as
-------------
New Century Media Ltd. is a leading designer, marketer and manufacturer specializing in fashionable bags, promotional products and houseware accessories for the retail, promotional, OEM and industrial markets.

In February 1995, the Company entered into a plan of reorganization with LBU, Inc. (a Delaware corporation) (LBU-Delaware) whereby the shareholders of LBU-Delaware would obtain controlling interest of New Century Media, Ltd., in a transaction accounted for as a reverse acquisition. New Century Media, Ltd. ultimately changed its name to LBU, Inc. on March 31, 1995.

Inventories:  Inventories are valued at the lower of cost or market.
------------

Fixed Assets:  Property and equipment are stated at cost.  Depreciation of
-------------
furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease on the straight-line basis.

Cash and Cash Equivalents:  For purposes of the statement of cash flows, the
--------------------------
Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes:  Income taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the accelerated depreciation methods, the reserve method for bad debt and the uniform capitalization rules under IRS Code Section 263A for financial and income tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity. Previously, its earnings and losses were included in the personal tax returns of the stockholders, and the Company did not record an income tax provision (see note 6).

Advertising:  The Company follows the policy of charging the costs of
------------
advertising to expense as incurred. Advertising expense was $117,401 and $24,930 for the years ended December 31, 1996 and 1995, respectively.

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

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1996
                               -----------------
                                  (continued)
                                  -----------



Note 1 - Organization and Significant Accounting Policies (continued)
---------------------------------------------------------------------

In July 1995, the Company entered into a financial services agreement with Glenneyre Capital Corp. (GCC), Poimandres Financial Corp. (PFC) and Bristol Media, Ltd. (BML) (a group of financial consultants). The agreement required GCC, PFC and BML to provide certain professional services relating to raising of capital to the Company in exchange for 300,000 shares of the Company's common stock. The agreement specified that such services were assigned a value of $60,000. However, the Company has recorded the issuance of the 300,000 shares based upon the then market value of its common stock, $540,000, resulting in a charge to additional paid in capital for the period ended December 31, 1995 (see note 8).


Note 2 - Accounts Receivable And Factoring Arrangements
-------------------------------------------------------

The Company entered into a factoring arrangement with a factor whereby the factor make advances to the Company on approved accounts receivable balances. Interest of 2% per annum above the prime rate is charged on outstanding advances. The factor has a lien against all assigned receivables. In addition, the Company's president/principal shareholder and his wife, who is also an officer of the Company, have personally guaranteed factor advances under this agreement.

The factor also charges a commission of 1 1/8% on the gross face amount of all accounts factored during each calendar month. The minimum commission on each invoice is $5.00. Further, a fee is charged for each new customer, for any customer that has not had any activity with the factor for at least 18 months and other miscellaneous activity.

The components of accounts receivable at December 31, 1996 and 1995 are summarized as follows:

                                                  1996       1995
                                               ----------  ---------

Accounts receivable assigned to factor, net     $ 41,512   $ 80,153
Non-factored accounts receivable                 167,892     96,334
Allowance for doubtful accounts                  (41,300)   (84,992)
                                                --------   --------

Net accounts receivable                         $168,104   $ 91,495
                                                ========   ========

Note 3 - Inventories
--------------------

As of December 31, 1996 and 1995 inventories were as follows:

Raw materials                                   $448,875   $298,527
Work in process                                   44,340     26,823
Finished goods                                   295,875    250,188
                                                --------   --------

Total                                           $789,090   $575,538
                                                ========   ========

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Ltd.)
                       ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1996
                               -----------------
                                  (continued)
                                  -----------


Note 4 - Equipment and Leasehold Improvements
---------------------------------------------

Equipment and leasehold improvements at December 31, 1996 and 1995 are summarized as follows:

                                                    1996       1995
                                                  ---------  ---------

Machinery and equipment                            $131,637   $ 81,088
Furniture and fixtures                               59,085     38,981
Leasehold improvements                               72,905     66,483
                                                   --------   --------
     Total                                          263,627    186,552

Less accumulated depreciation and amortization       69,703     37,882
                                                   --------   --------

Net equipment and leasehold improvements           $193,924   $148,670
                                                   ========   ========

Note 5 - Related Party Transactions
-----------------------------------

During 1995, loans in the amount of $55,000 were repaid to related parties plus interest of approximately $6,500.


Note 6 - Income Taxes
---------------------

The provision for income taxes consists of the following components:

                                       1996       1995
                                     ---------  ---------
          Current taxes
             Federal                 $ 37,311   $  8,000
             State                     15,402      6,700
                                     --------   --------
          Total current provision      52,713     14,700
                                     --------   --------

          Deferred tax benefit
             Federal                   (1,557)    (7,800)
             State                          -     (5,200)
             Change in tax status     (10,000)   (10,000)
                                     --------   --------
          Total deferred benefit      (11,557)   (23,000)
                                     --------   --------
            Total tax provision      $ 41,156   $ (8,300)
                                     ========   ========

As discussed in Note 1, LBU-Delaware changed its tax status from nontaxable to taxable effective March 31, 1995. Accordingly, the deferred tax asset at the date that the termination election was filed of approximately $10,000 has been recorded through a credit to the deferred tax provision.


Note 7 - Bank Note and Capital Leases Payable
---------------------------------------------

The following is a summary of a bank note payable and a capital lease as of December 31, 1996:

                                               Interest
Total            Current   Long Term   Terms     Rate
-----            --------  ---------  -------  --------

Bank Note:
                                                Prime +
$ 97,223         $33,333    $63,890  3 years    1.50%
========         =======    =======

Principal matures at $33,333, in 1997 and 1998 and $30,557 in 1999.

Lease:

$ 12,254         $ 2,474    $ 9,780  5 years    12%
========         =======    =======

The lease payments are $3,812 for each year through December 31, 2000.

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Inc.)
                       ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1996
                               -----------------
                                  (continued)
                                  -----------


Note 8 - Segment Information
----------------------------

The following is pertinent segment information for the years ended December 31:

                                      1996        1995
                                   ----------  ----------
Sales:
    Retail                         $2,805,000  $2,527,000
    Promotional Products            1,887,000     957,000
    Other (O.E.M. & Industrial)       408,000     344,000
                                   ----------  ----------

        Total                      $5,100,000  $3,828,000
                                   ==========  ==========

Foreign sales are $391,000 in 1996 and $348,000 in 1995.


Note 9 - Commitments and Contingencies
--------------------------------------

In August, 1993, LBU-Delaware entered into employment agreements with the president/principal shareholder and his wife, who is also an officer of the Company. These agreements provide for payments of approximately $148,999 per year, and escalates periodically to approximately $163,000 per year, through 1996.

The Company entered into a ten year lease agreement for its new facilities in Carlstadt, New Jersey. The rent commencement date is July 1, 1995. At that time, the Company incurred incidental non-recurring costs due to the relocation of approximately $200,000. The minimum future rental payments under the non-cancelable operating leases as of December 31, 1996 are:

                Year Ending
                December 31,    Amount
                ------------    ------

                     1997      $138,821
                     1998       143,228
                     1999       148,369
                     2000       154,245
                     2001       160,121

The Company is currently involved in a dispute with Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. ("the Plaintiffs"). The lawsuit stems from a financial service agreement dated July 24, 1995, between the plaintiff's and LBU, Inc.

300,000 shares of LBU, Inc's. restricted common stock were issued to the Plaintiffs in return for services in connection with the raising of capital. Currently, the restrictions on these shares are in dispute in addition to the actual services which LBU, Inc. claims were not performed. The shares were stopped by LBU, Inc. on November 19, 1995.

On March 18, 1996 the registered agent of the Company was served with a complaint arising from a financial services contract entered into by the Company on July 24, 1995. The lawsuit was filed in the Eighth District Court, Las Vegas, Nevada. The plaintiffs are Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. The suit alleges the Company committed breach of contract, and the other causes of action against the plaintiffs in connection with the financial services contract and the securities issued to the plaintiffs which were subsequently canceled by the Company. The Company believes the action it has taken, in the cancellation of 269,000 shares of said stock, with paid in capital adjusted pro rata, is appropriate. The initial complaint has been answered by the Company denying all allegations of any wrong doing.

                                   LBU, Inc.
                                   ---------
                       (formerly New Century Media, Inc.)
                       ----------------------------------
                       Notes to the Financial Statements
                       ---------------------------------
                               December 31, 1996
                               -----------------
                                  (continued)
                                  -----------



Note 9 - Commitments and Contingencies (continued)
--------------------------------------------------

Although legal counsel is unable to evaluate the likelihood of an unfavorable outcome or an estimate of the potential loss, the plaintiffs are requesting in excess of $10,000 for complaint damages, $60,000 in punitive damages determined by the fair market value of their services at the time of the service agreement and an undeterminable amount of punitive damages.

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


Note 10 - Subsequent Event
--------------------------

On March 18, 1997, the Company received an equity investment in the amount of $375,000 representing 18% of the Company's common stock from an investment group led by John H. Robinson, former Chairman of the Harper Group. Mr. Robinson has been voted to the Company board of directors on March 18, 1997.