Form 10-Q
period 1997-03-31
LBU INC
filed 1997-05-21
CIK 39743

FORM 10-Q

                                              COMPLETE WITH
                                                   EXHIBITS

SECURITIES AND EXCHANGE COMMISSIONS
WASHINGTON, DC 20559

--------------------------------------------------------------------------------
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                         For the Quarter ended MARCH 31, 1997
                                    AND
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number: 2-41015

--------------------------------------------------------------------------------
                                   LBU, INC.
             (Exact Name of Registrant as specified in its Charter)

                        formerly New Century Media, Ltd.
--------------------------------------------------------------------------------

        Nevada                                                                        62-1203301
(Jurisdiction of Incorporation)                                (I.R.S  Employer Identification No.)

310 PATERSON PLANK ROAD, CARLSTADT, NJ                                                07072
(Address of executive offices)                                                        (zip code)

Registrant's telephone number, including area code:                             (201) 933-2800

Securities registered pursuant to Section 12 (b) of the Act:                                 NONE

Securities registered pursuant to Section 12 (g) of the Act:                                 NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

As of May 1, 1997, the Registrant's had an aggregate of 1,338,997 shares of its common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION


THREE MONTHS ENDED MARCH 31, 1997 AND 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Net sales for the three months ending March 31, 1997 increased $247,000 or 26% from $942,000 in 1996 to $1,189,000. This was due to increased sales in the accessory market. Cost of sales increased $168,000 or 29% from $579,000 to $747,000. This was directly due to the cost of developing the product packaging and catalogs for products in the accessory line.

Gross profit increased $79,000 or 22% from $363,000 to $442,000. The increase was attributed to the Company's higher profit margins in the new laundry and garment care product line.

Net Income before Taxes increased $41,000 or 186% from $22,000 to $63,000. Net Income after Taxes increased $31,000 or 182% form $17,000 to $48,000. Earnings per share increased 300%, from .01 cent in the first quarter, 1996 to .04 cent in the first quarter 1997.

Selling expenses increased $22,000 or 18% from $124,000 to $146,000. This was due to the increase in commissions related to higher sales. General and administrative expenses increased $6,000 or 3% from $203,000 in the first quarter in 1996 to $209,000 in the same period in 1997. This is attributed to increasing customer service personnel to support the Company's growing sales.

Factor fees and Interest expense increased $8,000 or 30% from $23,000 to $31,000. This was due to higher sales and an increase in the level of borrowings against factored accounts receivable.

Management believes that sales will continue to maintain its anticipated growth rate as new products are introduced to the retail, accessory and promotional markets.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of March 31, 1997 is $328,221. The Company is presently negotiating with several banks to secure more favorable financing arrangements. The Company's primary lender is The CIT Group/Commercial Services. They provide factor and accounts receivable financing for the Company.

Management believes that cash on hand and cash from future operations should be sufficient to cover current operations; however, additional working capital may be needed for future expansion. There can be no assurance that they will be able obtain such capital on terms satisfactory to the Company.

On March 18, 1997, the Company received a equity investment in the amount of $375,000 representing 18.67% of the Company's common stock from an investment group led by John H. Robinson, former Chairman of the Harper Group.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is subject to litigation from time to time in the ordinary course of business. The Company is currently involved in a dispute with Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. ("the Plaintiffs"). The lawsuit stems from a financial service agreement dated July 24, 1995, between the plaintiff's and LBU, Inc.

As part of the financial service agreement stated above 300,000 shares of LBU, Inc.'s restricted common stock were issued to the Plaintiffs in return for services in connection with the raising of capital. Currently, the restrictions on these shares are in dispute in addition to the actual services which LBU, Inc. claims were not performed by the plaintiff's. The shares were stopped by LBU, Inc. November 19, 1995 and subsequently 269,000 shares have been canceled by the registrant.

The Company believes the action it has taken in the cancellation of 269,000 shares of common stock is appropriate. The Company has since initiated a counter-suit against the plaintiff's for breach of contract, fraud and other causes of action. Management believes that the outcome of both lawsuits will be favorable.

At the present time there are no legal matters that will have a material adverse affect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

On March 16, 1997, the Company issued 18.67% of its common stock to an investment group led by John H. Robinson formerly Chairman of the Harper Group. Mr. Robinson has been voted to the Company's Board of Directors on March 18, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

None

                                 EXHIBIT INDEX
   Financial Statements and documents furnished as part of this registration statement.

                              Financial Statements
     1.  Unaudited Balance Sheet - March 31, 1997.
     2. Unaudited Statement of Income and Expenses for the three months Ended March 31, 1997 and 1996.
     3.  Unaudited Statement of Cash Flows for the Three Months Ended
         March 31, 1997 and 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the form 10-Q report for the quarter ended March 31, 1997 has been signed below by the following person on behalf of the registrant and in the capacity and on the data indicated.


Date:
     --------------------


                                   LBU, INC.
                              A NEVADA CORPORATION
                                       by


-------------------------           -------------------------
JEFFREY MAYER                       FRED KING
President/Director                  Director

                                   LBU, INC.
                                 BALANCE SHEET
                            MARCH 31,  1997 AND 1996
                                  (unaudited)

CURRENT ASSETS                             1997            1996
                                           ----            ----
     Cash                            $   328,221     $    87,247
     Accounts Receivable, Net            357,534         170,404
     Inventory                           694,500         540,100
     Deferred tax asset                   45,950          23,000
     Loans Receivable                     13,303           3,303
     Interest Receivable                     720               -
     Prepaid Expenses                      6,574               -
     Employee Advances                     1,850           3,803
                                       ---------       ---------

        Total Current Assets         $ 1,448,652     $   827,887
                                       =========       =========

FIXED ASSETS

     Furniture and Fixtures          $    59,085     $    43,902
     Machinery and Equipment             131,637          86,168
     Leasehold Improvements               72,905          70,233
     Total Property and Equipment        263,627         200,303
     Accumulated Depreciation            (77,658)        (41,854)
                                       ---------       ---------


FIXED ASSETS - NET                   $   185,969     $   158,449
                                       =========       =========
OTHER ASSETS

     Security Deposits               $    38,782     $    38,782
     Other Assets                         70,432
                                       ---------       ---------

        Total Other Assets           $   109,214     $    38,782

          TOTAL ASSETS               $ 1,743,835     $ 1,025,118
                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1997           1996
                                                   --------       --------
CURRENT LIABILITIES
     Accounts Payable                         $     350,767  $     369,459
     Accrued Expenses                               112,884        106,879
     Accrued Taxes                                   80,585              -
     Customer Deposits                              114,700         92,868
     Notes Payable                                   33,324              -
     Lease Payable                                    2,474
     Federal Income Taxes Payable                         -         10,942
     State Income Taxes Payable                           -          8,639
                                                  ---------      ---------

          Total Current Liabilities           $     694,734  $     588,787
                                                  =========      =========

 LONG TERM LIABILITIES
     Lease Payable                            $       9,161  $           0
     Notes Payable                                   55,568              0
     Deferred Tax Liability                          11,393              0
                                                  ---------      ---------
          Total Long Term Liabilities         $      76,122  $           0
                                                  =========      =========

STOCKHOLDERS' EQUITY

Common Stock Authorized
     50,000,000 shares $.001 par value
     1,338,977 issued and outstanding                 1,339          1,308
Additional Paid in Capital                        1,102,208        700,292
Retained Earnings (Deficit)                        (130,568)      (265,269)
                                                  ---------      ---------

Total Stockholder's Equity                          972,979        463,331
                                                  ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $   1,743,835  $   1,025,118
                                                  =========      =========

                                   LBU, INC.
                        STATEMENT OF INCOME AND EXPENSES
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (unaudited)

                                           1997           1996
                                           ----           ----
Sales                                $  1,189,383  $     941,895
Costs of Goods Sold                       747,080        578,666
Gross Profit                              442,303        363,229

OPERATING EXPENSES
     Payroll                         $    101,543  $      95,552
     Occupancy                             62,257         55,150
     Selling & Shipping                   145,806        123,580
     General & Administrative              45,475         52,790
     Factor Fees and Interest              31,357         23,107
     Depreciation & Amortization            7,955          3,972
                                        ----------     ----------

          Total Operating Expenses   $    394,393  $     354,151
                                        ----------     ----------

INCOME FROM OPERATIONS               $     47,910  $       9,078
                                        ==========     ==========

OTHER INCOME
Interest                             $      2,655   $        474
Rent                                       12,000         12,000

     Total Other Income              $     14,655   $     12,474
                                        ----------     ----------

Income before income taxes           $     62,565   $     21,552
                                        ----------     ----------


PROVISION FOR INCOME TAXES
     Federal                         $      8,540   $      2,941
     State                                  5,631          1,940
                                        ----------     ----------

     Total Income Taxes              $     14,171   $      4,881

NET INCOME                           $     48,394   $     16,671
                                        ==========     ==========

RETAINED EATNINGS (DEFICIT)
     Beginning                       $   (178,962)  $   (281,940)
                                        ----------     ----------

     Ending                          $   (130,568)  $   (267,269)
                                        ==========     ==========

                                   LBU, INC.
                   STATEMENT OF INCOME AND RETAINED EARNINGS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                     1997              1996
                                                     ----              ----
SALES
     Sales                                   $    1,227,124     $    986,593
     Sales Return and Allowances                    (36,813)         (43,830)
     Sales Discounts                                   (929)            (868)
                                                  ---------         --------

          Total Sales                        $    1,189,383     $    941,895
                                                  =========         ========

SCHEDULE OF COST OF GOODS SOLD
     Beginning Inventory                     $      789,090     $    575,538
     Direct Materials                               314,891          315,026
     Factory Supplies and Expenses                    1,494            1,160
     Display Expenses                                 5,838            3,991
     Freight In                                      13,373            4,689
     Shipping Supplies and Packaging                  9,515           44,913
     Direct Labor                                    83,081            7,854
     Subcontractors-Sewing                          209,383          152,850
     Subcontractors-Screen Printing                   4,580            4,850
     Subcontractors-Packaging                         6,870            4,099
     Equipment Rentals                                3,464            3,796
     Ending Inventory                              (694,500)        (540,100)
                                                  ---------         --------

          Costs Of Goods Sold                $      747,080     $    578,666
                                                  =========         ========

SCHEDULE OF PAYROLL EXPENSE
     Salaries:
       Officers                              $       34,385     $     34,385
       Office                                        50,468           39,270
       Shipping                                      42,997           15,272
       Sewing                                         6,573            4,747
       Cutting                                       18,342           24,894
     FICA Expense                                    11,686            9,070
     SUI Expense                                      9,478            3,799
     FUI Expense                                        948              704
     Hospitalization                                  4,531            5,360
     Workmans Compensation Insurance                  5,216            2,964
     Portion Allocated to Cost of Sales             (83,081)         (44,913)
                                                  ---------         --------

          Total Payroll Expense              $      101,543     $     95,552
                                                  =========         ========

                                   LBU, INC.
                           SUPPLEMENTARY INFORMATION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


SCHEDULE OF OCCUPANCY EXPENSE                        1997          1996
                                                     ----          ----
     Rent                                       $   37,540    $   33,053
     Real Estate Taxes                               5,987         5,579
     Repairs and Maintenance                         7,958         5,176
     Utilities                                      10,772        11,342
                                                  --------      --------

        Total Occupancy Expense                 $   62,257    $   55,150
                                                  ========      ========

SCHEDULE OF SELLING AND SHIPPING EXPENSE
     Telephone                                  $    9,120    $    7,077
     Auto Lease                                      3,464          -
     Travel                                          1,852        21,930
     Entertainment                                   3,838          -
     Advertising                                    30,220         6,786
     Commissions                                    65,817        43,650
     Trade Shows                                    16,942        14,253
     Freight Out                                    14,553        29,884
                                                  --------      --------

          Total Selling and Shipping Expense    $  145,806    $  123,580
                                                  ========      ========

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
     Stationery and Office Supplies             $   13,605    $    8,537
     NSF Checks                                      1,151          -
     Bank Charges                                    2,554           101
     Credit Card Fees                                1,178           688
     Computer Services                               3,493         5,647
     Professional Fees                              17,653        22,124
     Licenses and Fees                               1,050         6,100
     Insurance                                       3,972         8,011
     Miscellaneous                                     829         1,582
                                                  --------      --------

        Total General and Administrative
           Expenses                             $   45,475    $   52,790
                                                  ========      ========

FACTOR FEES AND INTEREST EXPENSE
     Interest                                   $    1,872    $     -
     Factor Fees - CIT                              12,324        13,212
     Factor Interest - CIT                          13,280         9,895
     Wire Charges and Other Fees - CIT               3,881          -
                                                  --------      --------

        Total Factor Fees and Interest Expense  $   31,357    $   23,107
                                                  ========      ========