Form 10-Q
period 1997-06-30
LBU INC
filed 1997-08-11
CIK 39743

FORM 10-Q

                                                           COMPLETE WITH
                                                              EXHIBITS

SECURITIES AND EXCHANGE COMMISSIONS
WASHINGTON, DC 20559

-------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the Quarter ended JUNE 30TH, 1997
                                   AND
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File Number: 2-41015

-------------------------------------------------------------------------------
                                   LBU, INC.
             (Exact Name of Registrant as specified in its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

As of August 1, 1997, the Registrant's had an aggregate of 1,338,997 shares of its common stock outstanding.

                         PART 1 - FINANCIAL INFORMATION


SIXTH MONTH ENDED JUNE 30th, 1997 AND 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Net sales for the sixth month ending June 30th, 1997 increased $71,000 from $2,929,284 in 1996 to $3,000,406. Although the increase was not significant, the company increased its customer base and diversified it's channels of distribution. Cost of sales decreased $78,000 or 4% from $1,962,538 to $1,884,334. This was directly related to improving production and quality control efficiencies.

Gross profit increased $149,000 or 15% from $966,746 to $1,116,072. The increase was attributed to the Company's higher profit margins in the newly introduced retail laundry and garment care product line.

Net Income before Taxes increased $117,000 or 61% from $192,996 to $310,168. Net Income after Taxes increased $51,000 or 41% from $124,000 to $175,000. Earnings per share increased 45% from .09 in the first half, 1996 to .13 in the first six months 1997.

Selling expenses increased $37,000 or 13% from $285,000 to $322,000. This was due to the increase in advertising and the company's increased attendance at industry trade shows. General and administrative expenses decreased $20,000 or 20% from $98,000 in 1996 to $78,000 in the same period in 1997. This is attributed to a reduction in computer maintenance, negotiating favorable insurance and utility rates.

Factor fees and Interest expense decreased $31,000 or 31% from $99,000 to
$68,000.    This was due to a one time factor charge that was charged to 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of June 30, 1997 is $119,967. The Company is presently negotiating with several banks to secure more favorable financing arrangements.

The Company's primary lender is The CIT Group/Commercial Services. They provide factor and asset-based financing for the Company. The Company has recently improved its borrowing capabilities with The CIT Group.

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

As part of the financial service agreement stated above 300,000 shares of LBU, Inc.'s restricted common stock were issued to the Plaintiffs in return for services and the raising of capital. The restrictions on these shares in addition to the actual services which LBU, Inc. claims were not performed by the plaintiff's are disputed. The shares were stopped by LBU, Inc. November 19, 1995 and subsequently 269,000 shares have been canceled by the stock registrant.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

None

                                 EXHIBIT INDEX
Financial Statements and documents furnished as part of this registration statement.

                              Financial Statements
1.   Unaudited Balance Sheet - June 30, 1997.
2. Unaudited Statement of Income and Expenses for the six months ended June 30, 1997 and 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the form 10-Q report for the quarter ended June 30, 1997 has been signed below by the following person on behalf of the registrant and in the capacity and on the data indicated.


Date:
      ---------------------


                                   LBU, INC.
                              A NEVADA CORPORATION
                                      by



-------------------------------         -------------------------------
JEFFREY MAYER                           FRED KING
President/Director                      Director

                                    LBU, INC.
                                  BALANCE SHEET
                            JUNE 30TH, 1997 AND 1996
                                   (UNAUDITED)

CURRENT ASSETS                                   1997                 1996
                                                 ----                 ----

        Cash                               $      119,967       $      335,552
        Accounts Receivable, Net                  593,220              302,475
        Inventory                                 889,500              500,658
        Deferred tax asset                         -                    23,000
        Loans Receivable                           13,303                3,303
        Interest Receivable                         2,640               -
        Prepaid Expenses                          130,304               12,392
        Employee Advances                           1,274                1,631
                                              ------------         ------------

                  Total Current Assets     $    1,750,208       $    1,179,011
                                              ============         ============

FIXED ASSETS

        Furniture and Fixtures             $       90,938       $       43,902
        Machinery and Equipment                   139,619               98,090
        Leasehold Improvements                     72,905               70,233
                                              ------------         ------------
        Total Property and Equipment              303,462              212,225
        Accumulated Depreciation                  (77,671)             (45,824)

FIXED ASSETS - NET                         $      225,791       $      166,401
                                              ============         ============

OTHER ASSETS

        Security Deposits                  $       47,057       $       38,782
        Other Assets                               60,661               -
                                              ------------         ------------

                  Total Other Assets       $      107,718       $       38,782

                            TOTAL ASSET    $    2,083,717       $    1,384,194
                                              ============         ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1997                  1996
                                                       ----                  ----

CURRENT LIABILITIES

      Accounts Payable                        $       524,545        $      433,613
      Accrued Expenses                                100,130               155,175
      Accrued Taxes                                   156,344                83,813
      Customer Deposits                               105,167                53,052
      Notes Payable                                    35,807               100,000
                                                   ------------          ------------

                Total Current Liabilities     $       921,993        $      825,653
                                                   ============          ============

LONG TERM LIABILITIES

      Lease Payable                           $        -             $       -
      Notes Payable                                    51,090                -
      Deferred Tax Liability                           11,393                -
                                                   ------------          ------------

                Total Long Term Liabilities   $        62,483        $       -
                                                   ============          ============

STOCKHOLDERS' EQUITY

Common Stock Authorized

      50,000,000 shares $.001 per value

      1,338,977 issued outstanding                      1,339                 1,308
Additional Paid in Capital                          1,102,208               715,292
Retained Earnings (Deficit)                            (4,306)             (158,059)
                                                  ------------          ------------
Total Stockholders' Equity                          1,099,241               558,541
                                                  ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $     2,083,717        $    1,384,194
                                                  ============          ============

                     STATEMENT OF INCOME AND EXPENSES

                            FOR THE SIX MONTHS ENDED

                            JUNE 30TH, 1997 AND 1996

                                   (UNAUDITED)

                                                      1997                 1996
                                                      ----                 ----

Sales                                           $   3,000,406       $    2,929,284
Costs of Goods Sold                                 1,884,334            1,962,538
Gross Profits                                       1,116,072              966,746

OPERATING EXPENSES

           Payroll                              $     198,909       $      201,505
           Occupancy                                  139,237              107,188
           Selling & Shipping                         321,512              285,020
           General & Administrative                    77,904               98,321
           Factor fees and Interest                    75,831               98,711
           Depreciation & Amortization                  9,465                7,942
                                                   -----------          -----------

                     Total Operating Expenses   $     822,858       $      798,687
                                                   -----------          -----------
INCOME FROM OPERATIONS                          $     293,215       $      168,060
                                                   ===========          ===========

OTHER INCOME

           Interest                             $       4,953       $          936
           Rent                                        12,000               24,000
                     Total Other Income                16,953               24,936
                                                   -----------          -----------

Income before income taxes                      $     310,168              192,996
                                                   -----------          -----------

PROVISION FOR INCOME TAXES

           Federal                              $     106,964       $       51,744
           State                                       28,549               17,371
                                                   -----------          -----------
                     Total Income Taxes         $     135,513       $       69,115

NET INCOME                                      $     174,655       $      123,881
                                                   ===========          ===========

RETAINED EARNINGS (DEFICIT)

           Beginning                            $    (178,961)      $     (281,940)
                                                   -----------          -----------
           Ending                               $      (4,307)      $     (158,059)
                                                   ===========          ===========

EARNINGS PER SHARE                                       0.13                 0.09

                                  LBU, INC.

                    STATEMENT OF INCOME AND RETAINED EARNINGS

                    FOR THE SIX MONTHS ENDED JUNE 30TH, 1997

                                   (UNAUDITED)

                                                        1997                   1996
                                                        ----                   ----
SALES

           Sales                                 $     3,048,672        $     3,079,136
           Sales Return and Allowances                   (45,588)              (148,462)
           Sales Discounts                                (2,677)                (1,390)
                                                    -------------           ------------
                     Total Sales                 $     3,000,407        $     2,929,284
                                                    =============           ============

SCHEDULE OF COST OF GOODS SOLD

           Beginning Inventory                   $       789,090        $       575,538
           Direct Materials                            1,115,468              1,008,921
           Factory Supplies and Expenses                  12,961                  5,179
           Display Expenses                               22,562                 44,594
           Freight In                                      9,214                 16,394
           Shipping Supplies and Packaging                15,719                 35,794
           Direct Labor                                  195,979                145,660
           Subcontractors-Sewing                         589,407                598,758
           Subcontractors-Screen Printing                 22,988                  9,800
           Subcontractors-Packaging                            0                 15,144
           Equipment Rentals                                 446                  7,414
           Ending Inventory                             (889,500)              (500,658)
                                                    -------------           ------------

                     Costs of Goods Sold         $     1,884,334        $     1,962,538
                                                    =============           ============
SCHEDULE OF PAYROLL EXPENSE
           Salaries:

             Officers                            $        76,115        $        74,501
             Office                                      102,200                 96,361
             Shipping                                    117,277                 69,564
             Sewing                                       12,132                 12,661
             Cutting                                      45,976                 42,140
           FICA Expense                                   25,604                 23,868
           SUI Expense                                     6,112                  8,057
           FUI Expense                                       973                  1,570
           Hospitalization                                 5,300                 15,145
           Workmen Compensation Insurance                  3,198                  3,298
           Portion Allocated to Cost of Sales           (195,979)              (145,660)
                                                    -------------           ------------

                     Total Payroll Expense       $       198,908        $       201,505
                                                    =============           ============

                                  LBU, INC.

                            SUPPLEMENTARY INFORMATION

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                   (UNAUDITED)

SCHEDULE OF OCCUPANCY EXPENSE                                             1997               1996
                                                                          ----               ----

           Rent                                                      $     77,742       $     67,207
           Real Estate Taxes                                               11,884             14,733
           Repairs and Maintenance                                         30,225              3,701
           Utilities                                                       19,386             21,547
                                                                        ----------         ----------
                     Total Occupancy Expense                         $    139,237       $    107,188
                                                                        ==========         ==========

SCHEDULE OF SELLING AND SHIPPING EXPENSE

           Telephone                                                 $     21,018       $     16,555
           Auto Lease                                                       7,342                747
           Travel                                                           8,492             25,815
           Entertainment                                                      725                700
           Advertising                                                     51,236             32,655
           Commissions                                                    130,480            139,381
           Trade Shows                                                     59,073             34,247
           Freight Out                                                     43,146             39,920
                                                                        ----------         ----------
                     Total Selling and Shipping Expense              $    321,512       $    290,020
                                                                        ==========         ==========

SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES

           Stationery and Office Supplies                            $     18,689       $     16,881
           NSF Checks                                                       1,151              1,118
           Bank Charges                                                     3,209              1,051
           Credit Card Fees                                                 3,871              1,701
           Computer Services                                                5,858             12,975
           Professional Fees                                               41,705             41,117
           Licenses and Fees                                                1,532             10,346
           Insurance                                                        9,170             11,360
           Miscellaneous                                                      950              1,772
                                                                        ----------         ----------
                     Total Selling and Shipping Expense              $     86,135       $     98,321
                                                                        ==========         ==========

FACTOR FEES AND INTEREST EXPENSE

           Interest                                                  $      2,989       $      4,057
           Factor Fees - CIT                                               35,700             23,397
           Factor Interest - CIT                                           24,011             64,484
           Wire Charges and Other Fees - CIT                                4,900              6,773
                                                                        ----------         ----------
                     Total Factor Fees and Interest Expense          $     67,600       $     98,711
                                                                        ==========         ==========