Form 10-Q
period 1997-09-30
LBU INC
filed 1997-11-19
CIK 39743

FORM 10-Q

                                                                   COMPLETE WITH
                                                                      EXHIBITS

SECURITIES AND EXCHANGE COMMISSIONS
WASHINGTON, DC 20559

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                                      For the Quarter ended SEPTEMBER 30TH, 1997
                                                    AND
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
                        Commission File Number: 2-41015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

As of November 1, 1997, the Registrant's had an aggregate of 1,338,997 shares of its common stock outstanding.

                        PART 1 - FINANCIAL INFORMATION

NINE MONTH ENDED SEPTEMBER 30th, 1997 AND 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Net sales for the nine months ending September 30th, 1997 increased $96,000 from $4,229,000 in 1996 to $4,323,000 in 1997. Although the increase was not significant, the company increased its back log to $3.1 million dollars and diversified it's channels of distribution in the retail industry. Cost of sales decreased $77,000 or 3% from $2,918,962 in 1996 to $2,841,632 in 1997. This was directly related to higher purchasing efficiencies and improving production and quality control systems.

Gross profit increased $171,554 or 13% from $1,309,718in 1996 to $1,481,272 in
1997. The increase was attributed to the Company's higher profit margins in the newly introduced retail laundry and garment care product line.

Net Income before taxes increased $29,153 or 19% from $151,233 in 1996 to $180,386 in 1997. Net income after provision of taxes increased $68,634 or 68% from $100,699 in 1996 to $169,333 in 1997. Earnings per share increased 44% from
 .09 in the first nine months 1996 to .13 in the same period 1997.

Selling expenses increased $75,885 or 17% from $441,418 to $517,303. This was due to the increase in commissions related to higher sales and the company's increased attendance at industry trade shows. General and administrative expenses increased $5,310 or 4% from $127,577 in 1996 to $132,887 in the same period in 1997. This is attributed to a reduction in computer maintenance, negotiating favorable insurance and utility rates.

Factor fees and Interest expense decreased $12,434 or 9% from $134,882 in 1996 to $127,577 in the same period 1997. This was due to a reduction in the factor rate used by the companies lender the CIT Group.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of September 30, 1997 is $724,821. The Company's primary lender is The CIT Group/Commercial Services. They provide factor and asset-based financing for the Company. The Company has recently improved its borrowing capabilities with The CIT Group.

The Company entered into two promissory notes totaling $500,000. The notes have warrants which allows the holder to purchase 40,000 shares of common stock of the company at the exercised price of $5.00 per share. The warrants expire on September 19, 1999.

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

On September 12, 1997 Wolverton Securities Ltd. filed an action against the company in US District Court for the District of Nevada. The company subsequently filed an answer and a third party complaint in the same court on October 24, 1997. Wolverton Securities, Ltd. seeks to have the company free up 170,000 shares of common stock that LBU canceled previously on November 19, 1995 due to its action against Glenneyre Capital Corporation, Pominandres Financial Corporation and HJS Financial Services, Inc. who the company believes defrauded the company of said shares through a financial service agreement stated in the legal proceeding as referred to above. Wolverton Securities Ltd. also seeks damages in the amount $405,000.

No discovery has commenced to date. The company cannot evaluate the outcome of this lawsuit at the preset time. Management believes that the outcome of these actions will be favorable.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 K

None

                                 EXHIBIT INDEX

         Financial Statements and documents furnished as part of this registration statement.

                             Financial Statements

         1. Unaudited Balance Sheet - September 30, 1997.
         2. Unaudited Statement of Income and Expenses for the nine months ended September 30, 1997 and 1996.
         3. Unaudited Statement of Income and Expenses for the Third quarter ended September 30, 1997 and 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the form 10-Q report for the quarter ended September 30, 1997 has been signed below by the following person on behalf of the registrant and in the capacity and on the data indicated.

Date:
      -----------------------

                                   LBU, INC.
                             A NEVADA CORPORATION
                                      by


-----------------------------                      ----------------------------
 JEFFREY MAYER                                      FRED KING
 President/Director                                 Director

                                   LBU, INC.
                                 BALANCE SHEET
                         SEPTEMBER 30TH, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997             1996
                                                     -----------      -----------
CURRENT ASSETS
 Cash                                                $   724,821      $   107,944
 Accounts Receivable, Net                                280,841          237,752
 Inventory                                             1,659,500          597,658
 Deferred tax asset                                         --             23,000
 Loans Receivable                                         13,303            3,303
 Interest Receivable                                       2,737             --
 Prepaid Expenses                                        130,304           22,385
 Employee Advances                                         8,340            1,631
                                                     -----------      -----------

                       Total Current Assets          $ 2,819,846      $   993,673
                                                     ===========      ===========

FIXED ASSETS
 Furniture and Fixtures                              $   115,748      $    43,902
 Machinery and Equipment                                 160,489          109,106
 Leasehold Improvements                                   72,905           70,233
                                                     -----------      -----------
 Total Property and Equipment                            349,142          223,241
 Accumulated Depreciation                                (81,565)         (49,794)

FIXED ASSETS - NET                                   $   267,577      $   173,447
                                                     ===========      ===========

OTHER ASSETS
 Security Deposits                                   $    47,057      $    38,782
 Other Assets                                             59,876             --
                                                     -----------      -----------

                       Total Other Assets            $   106,933      $    38,782

                                    TOTAL ASSETS     $ 3,194,356      $ 1,205,902

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  1997            1996
                                                              -----------     -----------
CURRENT LIABILITIES

  Accounts Payable                                           $   969,964      $   425,199
  Accrued Expenses                                               152,015          160,108
  Accrued Taxes                                                   31,867           65,234
  Customer Deposits                                               33,506           20,002
  Notes Payable                                                  335,807             --

                               Total Current Liabilities     $ 1,523,159      $   670,543
                                                             ===========      ===========

LONG TERM LIABILITIES

  Notes Payable                                                  565,884             --
  Deferred Tax Liability                                          11,393             --

                               Total Long Term Liabilities   $   577,277      $      --
                                                             ===========

STOCKHOLDERS' EQUITY

Common Stock Authorized
  50,000,000 shares $.001 per value
  1,338,977 issued outstanding                               $     1,339      $     1,308
Additional Paid in Capital                                     1,102,208          715,292
Retained Earnings (Deficit)                                       (9,627)        (181,241)
Total Stockholders' Equity                                     1,093,920          535,359
                                                             -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                   $ 3,194,356      $ 1,205,902
                                                             ===========      ===========


                       STATEMENT OF INCOME AND EXPENSES
                           FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30TH, 1997 AND 1996
                                  (UNAUDITED)

                                                                                          1997          1996
                                                                                          ----          ----
Sales                                                                                  $4,322,904    $4,228,680
Cost of Goods Sold                                                                      2,841,632     2,918,962
Gross Profit                                                                            1,481,272     1,309,718


OPERATING EXPENSES

Payroll                                                                                $  322,398    $  285,526
Occupancy                                                                                 209,892       194,401
Selling & Shipping                                                                        517,303       441,418
General & Administrative                                                                  132,887       127,577
Factor fees and Interest                                                                  122,448       134,882
Depreciation & Amortization                                                                14,144        12,100

                                       Total Operating  Expenses                       $1,319,072    $1,195,904
                                                                                        =========     =========

                                      INCOME FROM OPERATIONS                           $  162,200    $  113,814
                                                                                          =======       =======

OTHER INCOME

Interest                                                                               $    6,186    $    1,419
Rent                                                                                       12,000        36,000
                                                                                        ---------     ---------

                                       Total Other Income                              $   18,186    $   37,419

                                       INCOME BEFORE INCOME TAXES                      $  180,386    $  151,233
                                                                                          =======       =======
PROVISION FOR INCOME TAXES

Federal                                                                                $    6,999    $   46,863
State                                                                                       4,054         3,671
                                                                                            -----         -----

                                       Total Provision For Income Taxes                $   11,053    $   50,534
                                                                                           ======        ======


NET INCOME                                                                             $  169,333    $  100,699

                                RETAINED EARNINGS (DEFICIT)
Beginning                                                                              $ (178,961)   $ (281,940)
Ending                                                                                     (9,628)     (181,241)

EARNINGS PER SHARE                                                                           0.13          0.09

                       STATEMENT OF INCOME AND EXPENSES
                          FOR THE THIRD QUARTER ENDED
                         SEPTEMBER 30TH, 1997 AND 1996
                                  (UNAUDITED)

                                                                                       1997          1996
                                                                                       ----          ----
Sales                                                                              $1,322,000    $1,301,000
Cost of Goods Sold                                                                    913,651       956,424
Gross Profit                                                                          408,349       344,576


OPERATING EXPENSES

Payroll                                                                            $  113,489    $  100,752
Occupancy                                                                              76,147        53,600
Selling & Shipping                                                                    231,575       144,486
General & Administrative                                                               61,145        46,138
Factor fees and Interest                                                               52,326        48,271
Depreciation & Amortization                                                             4,679         3,970

                                      Total Operating  Expenses                       539,361       397,217
                                                                                      =======       =======

                                       LOSS FROM OPERATIONS                          (131,012)      (52,641)
                                                                                    =========      ========

OTHER INCOME

Interest                                                                                1,215           483
Rent                                                                                       -         12,000
                                                                                    ---------     ---------

                                      Total Other Income                                1,215        12,483

                                        NET LOSS FOR THE PERIOD                      (129,797)      (40,158)