Form 10KSB40
period 1997-12-31
LBU INC
filed 1998-03-31
CIK 39743

                                  FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
------------------------------------------------------------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1997

                        Commission File Number: 2-41015
------------------------------------------------------------------------------
                                   LBU, Inc.
            (Exact name of Registrant as specified in its charter)



------------------------------------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                              [X] Yes  [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Registrant's revenues for the year ended December 31, 1997 were $6,463,479.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998, was approximately $2,679,885 based upon the last sales price on March 26, 1998 on the OTC Electronic Bulletin Board for the Company's Common Stock of $3.87 per share. As of March 27, 1998, the registrant had 1,388,977 shares of its Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                   LBU, Inc.

                                  FORM 10-KSB

                               TABLE OF CONTENTS


PART I
1.   Business                                                                    3
2.   Promotional Products Industry                                               3
3.   Retail Products Industry                                                    5
4.   Industrial and Original Equipment Manufacturer Industry                     6
5.   Strategy                                                                    7
6.   Operation and Production                                                    7
7.   Competition                                                                10
8.   Environmental Matters                                                      10
9.   Insurance                                                                  11
10.  Patents and Trademarks                                                     11
11.  Seasonality                                                                11
12.  Backlog                                                                    12
13.  Employees                                                                  12
14.  Risk Factors                                                               12
15.  History of Corporate Structure                                             14
16.  Properties                                                                 14
17.  Legal Proceedings                                                          15
18.  Submission of Matters to a Vote of Security Holders                        15

PART II
19.  Market for Registrant's Common Equity and Related Stockholders Matters     16
20.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                      17
21.  Financial Statements and Supplementary Data                                21
22.  Changes in and Disagreements with Accounts on Accounting and Financial
     Disclosure                                                                 22

PART III
23.  Directors and Executive Officers of the Registrant                        23
24.  Executive Compensation                                                     24
25.  Security Ownership of Certain Beneficial Owners and Management             24
26.  Certain Relationships and Related Transactions                             26
27.  Exhibits, List and Reports on Form 8-K                                     27

                                    PART I

ITEM 1. BUSINESS

General

FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the Company's products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, among them, changes which could affect customer payment practices or customer spending; industry trends; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; dependence on foreign manufacturing; and the seasonal nature of the business as detailed elsewhere in this Annual Report on Form 10-KSB and from time to time in the Company's filings with the Securities and Exchange Commission. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, including those set forth above, which could cause actual results to differ materially from those, described in the forward-looking statements.

LBU, Inc. (the "Company", "LBU" or "Registrant") designs, markets, manufacturers and distributes fashionable and functional custom bags, promotional products and houseware accessories for the retail, promotional, original equipment manufacturer and industrial markets. The Company's sales have increased, through internal growth, from $2.7 million in 1994 to $6.5 million in calendar 1997. Sales growth is the result of expanding product offerings and penetrating various channels of distribution.

The bag and accessory business now operated by LBU was founded in 1989 by the Company's Chairman, President and CEO, Jeffrey Mayer, as a New York City "start-up" company which manufactured and sold designer laundry bags to local and regional retail outlets such as Zabars, Conway and college bookstores. The Company has since expanded its product line and levels of distribution to national and international accounts in the retail, promotional, original equipment manufacturer and industrial markets. In 1995, this business was acquired by the Company in a reorganization which resulted in Mr. Mayer becoming the Company's principal shareholder and executive officer. See "History of Corporate Structure."

The Company's business consists of the following:

PROMOTIONAL PRODUCTS INDUSTRY

The United States promotional products industry, which consists of products bearing a name, corporate logo, advertiser's slogan or insignia, which are given by companies to promote goodwill, sales, customer loyalty and increased exposure to a targeted audience totaled approximately $18.5 billion in 1997 up from $4.5 billion in 1989, according to figures published by the Promotional Products Association, Inc., an industry trade organization. The Company believes that the growth of the industry in recent years has resulted from (i) increased recognition by advertisers of promotional products as an efficient form of advertising; (ii) an increase in the number of distributors marketing these products, and (iii) growing acceptance of the potential impact and success of promotional programs.

Specialty and premium promotional products can be valuable components of an advertiser's overall advertising or marketing campaign. Promotional product advertising generally represents a low cost alternative to more traditional advertising media. In addition because promotional products are designed for use or display, they provide repeat exposure of an advertiser's message to a specific group of consumers. As such, promotional products, when measured on the basis of "cost per exposure," often represent a more efficient use of advertising dollars.

The promotional products industry is comprised of direct corporate users, advertising agencies, over 2,500 suppliers, who decorate and customize products, and over 15,000 independent distributors who solicit orders and sell directly to advertisers on a non-exclusive basis. Generally, distributors are closely-held entities with a local or regional focus. Distributors range from one-person, one-product businesses, which only represent manufacturers, to large public entities which manufacture products and employ large sales forces to solicit orders from customers. While certain distributors maintain showrooms to assist customers in the selection of the array of products which are available, the majority of distributors are comprised of entities which bring sample cases and suppliers' catalogs to their customers. Many of the larger distributors are also vertically integrated in that they manufacture products traditionally used in the specialty and premium advertising industry and principally market their own product line. These distributors accounted for approximately $10.1 billion of promotional product sales during 1997 according to the Advertising Specialty Institute ("ASI"), the leading industry trade organization.

Specialty and premium advertising can be customized to appeal to an advertiser's intended demographic because of the wide variety of merchandise available for such purposes. Some of the Company's popular promotional products include gear and travel bags, insulated water bottle holders, cosmetic bags, backpacks, duffel and tote bags, compact disc holders and golf shoe bags. The Company has successfully developed promotional programs for many Fortune 500 companies operating in the retail, communications, financial, healthcare and automotive industries. During 1996 and 1997, sales in the Company's Promotional Products division accounted for approximately $1.9 and $2.9 million or 37% and 45% of the Company's total sales respectively.

The Company believes that it has a competitive advantage in the promotional products market due to its primary sales and marketing focus on the advantages of functional and wearable bags and bag-related items as a marketing tool compared with other industry participants which offer multiple lines of promotional products, which include traditional items such as T-shirts, hats and pens. In addition, the Company has the ability to create, manufacture and distribute a complete promotional program to its clients on a relatively short turnaround schedule. This is due to the Company's QUICKPRO/TM/ process which features a comprehensive in-house product development operation. The Company believes that its Quickpro/TM/ process provides an advantage over competitors, which rely heavily on products manufactured overseas. The Company has the ability to produce and deliver a selection of custom manufactured samples in multiple styles and colors, emblazoned with the client's corporate insignia, in 24 hours or less. This compares favorably to import competitors, which generally require two weeks or more to generate samples. The Company believes that success in the promotional products industry is dependent upon quick shipments of orders, often in under three weeks. The Company believes that, by virtue of its vertically integrated United States manufacturing capabilities, it has a competitive advantage. The Company's average turnaround time on custom orders is three weeks which compares favorably to the average turnaround time of its import competitors which averages twelve weeks. Offering decision-makers a complete marketing program including a wide range of timely samples which are customized in terms of style, design, material, color and function often enhances the likelihood that the Company will receive certain orders. As such, certain of the Company s competitors are also its clients and purchase the Company s products to fulfill orders which they have received from their customers. In addition, QUICKPRO/TM/ often provides the Company with additional price flexibility as there is a perceived value added by the process.

The QUICKPRO/TM/ process incorporates three distinct processes:

The Creative Process includes the development of a unique promotional item
    ----------------
through LBU's in-house art and design capabilities. The Company's creative staff, using a customers budget parameters and ideas, builds series of distinctive product designs, which are customized to the client's targeted demographics in terms of colors, material, construction, use and logo.

The Development Process utilizes the Company's production staff consisting of
    -------------------
cutters, sewers and printers who generate several samples incorporating the elements and features identified during the creative process for the client's approval. LBU's staff then reviews the samples with the customer in order to determine the features and specifications of the finished product to be produced.

The Marketing Process focuses on packaging the program within the client's
    -----------------
fulfillment needs. LBU's marketing staff then makes recommendations to the customer on how the program could be presented to their targeted audience.

RETAIL PRODUCTS INDUSTRY

Houseware Industry

The Company manufacturers and sells a full line of versatile laundry bags, houseware and garment care products to regional and national accounts. This attractively packaged product line consists of approximately 75 different items in various styles, sizes, colors and materials which are commonly displayed by a retailer on racks, in-line wall displays or point-of-purchase displays, which are free-standing organizers supplied by the Company. The Company manufacturers the following houseware items: mesh hosiery and sock/sweater bags, nylon and canvas laundry novelty bags, hampers, travel bags, compact disc carriers and a full line of ironing board pad and cover sets. These durable products are sold to major regional and national houseware retailers primarily by local independent sales representatives who market non-competing houseware lines. The retail housewares industry is estimated to be $54 billion annually by the National Housewares Manufacturing Association. Some products are seasonal, such as the Company's recreational line of Summer products an its "Back to School" laundry bag programs in which bags displaying college emblems are purchased by university bookstores. The National Association of College Bookstores estimates the college retail industry to be in excess of $7 billion per year. The Company attends the National Housewares Show annually.

Accessory Industry

The Company has developed an extensive line of high-end designer bags for the accessory market. These fashionable products include over 100 styles using various high-tech fabrics such as Europrene/TM/, denims, nylons, vinyl and micro-meshes. The accessory market is a $22 billion per year industry as reported in Details Magazine in March 1996. The Company s accessory products include: cosmetic cases, back packs, water bottle bags, briefcases, sports sacks, hand bags and designer travel bags. The Company's clients include some of the leading department stores and boutiques in the United States as well as major retailers in Japan.

During 1996 and 1997, sales in the Company's Retail Products division consisted primarily of housewares and accounted for approximately $2.8 and $3.0 million or 55% and 47% of the Company's total sales, respectively.

In February 1997, the Company opened a 1,000 square foot showroom in the Accessory Building on Fifth Avenue in New York City. This showroom provides accessibility and exposure for the Company's products to the buyers of accessory items and is intended to generate sales by enabling the Company to capitalize on the leads generated by attending various industry trade shows.

INDUSTRIAL AND ORIGINAL EQUIPMENT MANUFACTURER ("OEM") INDUSTRY

The Company's Industrial and OEM divisions sell custom made bags and cases for various commercial and industrial packaging and government applications. In the Industrial division, the Company's products include heavy-duty laundry bags for commercial laundromats, dry cleaners, prisons, hospitals and hotels. In the OEM segment, products include custom manufactured bags, pouches and cases with are typically reusable, environmentally friendly and incorporated into the OEM's product as value-added features. The Company relies primarily on extensive advertising throughout the industry trade publications and other industrial and government buying guides to increase market share in these segments. During 1996 and 1997, sales of products in the Company's Industrial and OEM divisions accounted for $408,000 and $543,000 or 8% of the Company's total sales in each year.

STRATEGY

The Company's business strategy is to further develop its own brand name which distinguishes its line of products and increases market share. The Company believes that the full implementation and success of its business strategy is primarily contingent on its liquidity and ability to obtain acceptable additional financing in the future (See Item 2. Risk Factors and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources). The Company's business strategy includes: (i) adding sales management, in-house and outside sales representatives and increasing the Company's network of outside distributors in order to facilitate continued growth in sales; (ii) increasing its production in the Dominican Republic where lower labor and overhead costs can increase the Company's gross margins; (iii) increasing its use of the "ARIA Textile Manufacturing" enterprise software system and adding to the Company's operations and finance infrastructure. The increased use of this advanced program will allow the Company to enhance quotation, inventory and production controls, reduce order processing time, increase inventory turnover and improve the Company's cash flows; (iv) enhancing Company's brochures and catalogs in all non-houseware product lines to generate incremental sales through independent sales representatives; (v) using the Company's Internet website as a source of generating business from new and existing clients as well as providing customer service and product information; (vi) increasing LBU's attendance at industry trade shows utilizing the Company's high visibility product display; and (vii) promoting the Company's competitive advantages which stem from its domestic and off-shore production capabilities and its specialization and experience in creating and manufacturing bag and bag-related promotional programs for its customers.

OPERATION AND PRODUCTION

The Company's growth is directly related to its ability to manufacture and ship customized quality products to its customers in short time intervals. Depending upon order size, product type, customization and raw material availability, the Company's lead times generally range from 2 days to 4 weeks. The Company utilizes the "ARIA Textile Manufacturing" software system. The computer program has the ability to provide the Company with immediate information on customers orders through an electronic data interchange ("EDI") system which details invoices, accounts receivable, inventory allocations, product styles, raw materials, vendors/subcontractors, production stages, production scheduling, sales representative performance, sale returns and chargebacks. The system can assist the Company in quickly and efficiently processing and monitoring customer orders throughout the manufacturing and shipping cycles. During 1998, the Company intends to increase its use of ARIA and its inventory control functions to accommodate LBU's current level of production.

The Company's production facility is a vertically integrated operation which houses creative design, samples, cutting, sewing and printing operations within
a 30,000 square foot facility in Carlstadt, New Jersey.   In order to meet
increasing demand for the Company's products during 1997, the Company also utilized outside sewing subcontractors located in close proximity to the Company's facility. The use of outside sewing subcontractors provides the

Company with flexibility to meet peak production requirements quickly and efficiently without increasing overhead costs. The Company compensates sewing subcontractors at a fixed rate per piece sewn.

The Federal government's "807 Plan" encourages U.S. manufacturers to ship partially manufactured goods to the Caribbean Basin and Pacific Rim regions for further processing. The goods are returned to the U.S. as finished products, however, there are no collective duties on them. Duty is paid only on the manufacturing cost, which is a small percentage of the entire product cost. During November 1997, the Company began manufacturing products under subcontractor arrangements relating to specific orders in the Dominican Republic. Labor and overhead costs are significantly lower in the Dominican Republic than in the United States. Accordingly, for certain orders that have longer lead times and are more labor intensive, the Company contracts with suppliers to produce products to customer specifications. These arrangements offer LBU significantly increased production capacity. The Company does not employ any personnel, nor does it own or rent fixed assets, real property or production facilities in the Dominican Republic. However, the Company receives weekly production and inventory reports and Company personal make periodic on-site production visits. As of December 31, 1997 the Company maintained approximately $160,000 of raw material and finished goods inventory in the Dominican Republic. Sales of merchandise manufactured in the Dominican Republic accounted for approximately $100,000 or 1.5% of the Company's 1997 total sales. The Company expects its sales of products produced in the Dominican Republic to increase significantly during 1998 and thereafter.

Quality Control

The Company bears the risk of nonconforming goods sold to its customers and, in the case of outsourced products, has limited recourse against the subcontractor. However, the Company relies primarily on monitoring and inspection activities to ensure quality control rather than on any remedies it may have for defective goods.

Capacity

By virtue of its domestic and off-shore manufacturing capabilities, the Company believes that it has the ability to increase production to accommodate significantly higher sales levels without having to expand its present production facility. However, a significant increase in revenue would require the Company to, among other things, obtain additional financing for the purchase of production equipment and to maintain higher staffing, raw material and finished goods inventory levels.

Sales and Marketing

The Company's President and Chief Executive Officer has over 15 years experience in various sales and marketing management positions. Mr. Mayer oversees the Company's marketing direction and plays a major role in selling national accounts in all of LBU's product lines. The Company markets its product lines directly through in-house and outside independent sales representatives. During 1997, the Company's products were primarily sold in the United States to independent and promotional product distributors, national and regional retailers, department store chains, mass merchants and through other channels of distribution. Two customers accounted for approximately 20% and 14% of the Company's 1997 net sales, respectively. No other customer accounted for more than 10% of 1997 sales. Sales orders are received through in-house and outside independent sales representatives, distributors, catalogs, industrial buying guides, the Internet, toll-free phone lines, and trade shows. The Company attended nine trade shows during 1997.

The Company believes that most other promotional products suppliers generate sales by (i) providing one or more product catalogs and utilizing customer service representatives to take orders from the catalogs, and (ii) through the use of outside sales representatives who serve more than one supplier. The Company utilizes dedicated in-house representatives and outside sales representatives to actively market products in regional territories. The Company believes that this approach gives LBU a competitive advantage by allowing more focused selling efforts. To complement its sales strategy the Company will distribute its first full product line catalog for all of the Company's non-houseware business segments during the second quarter of 1998. The Company compensates its sales representatives based on a percentage of sales generated.

Generally, before a distributor orders a product from the Company, that distributor has received an order for the product from an advertiser or corporate client. The Company's products are sold on the basis of purchase orders. Established customers generally receive 30-day payment terms and newer customers purchase products from the Company on the basis of payment of all or a significant portion of the order before processing. Like many of its competitors, the Company utilizes a financing company, the CIT Group, to provide accounts receivable, factoring and financing, credit verification information on many of its customers and guarantee of payment. As a result of its internal credit management practices and the services provided by CIT, the Company has experienced nominal bad debt losses during the past three years.

Sources of Supply

The Company sources it raw materials from numerous manufacturers located primarily in the United States. Prices for material used by the Company may fluctuate for a variety of reasons. Although the Company has not experienced, and does not anticipate, any difficulty in obtaining an adequate supply of the materials it uses, an interruption of supply from these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. In the event of an interruption in supply, the Company believes other manufacturers with whom it does business would be able to fill the Company's requirements. In 1997, coated and uncoated nylon, mesh, canvas and Europrene/TM/ was purchased from approximately twelve suppliers who comprise a substantial portion of the Company's raw material sources.

The Company s policy, subject primarily to availability of capital, is to maintain an adequate raw material inventory base and, accordingly, it orders products substantially in advance of anticipated time of sale to its customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances, the Company places firm commitments for products up to six months in advance of receipt of firm orders from customers. LBU's arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order. The Company's finished goods inventory comprised 31% and 38% of total inventory levels as of December 31, 1997 and 1996, respectfully, and consisted primarily of products manufactured for sale in the retail housewares industry segment.

COMPETITION

Promotional Products Industry

The promotional products industry is highly fragmented and competitive. The Company competes with a large number of other promotional products suppliers, some of which have diversified product offerings, and others that market only a limited number of products or lines. The Company competes primarily on the basis of customer service, turnaround time, selection and price. Certain competitors are divisions of significantly larger companies that have substantially greater financial and other resources than the Company. In addition, entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The Company believes their established relationship with distributors gives it an advantage over its competitors, especially new entrants in the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspapers, magazines, billboards and the Internet.

Retail Products Industry

The markets for retail products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling products to houseware and general merchandise retailers are consumer brand name recognition, quality, packaging, and breadth of product line, distribution capability, prompt delivery and price to the customer.

ENVIRONMENTAL MATTERS

The Company's facility is subject to federal, state and local environmental laws and regulations, including those relating to discharge to air, water and land, the treatment, storage and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. The Company believes that it is in compliance with such laws and regulations and does not anticipate any material adverse effect on its operations or financial condition as a result of its efforts to comply with, or its liabilities under, such laws and regulations. The Company does not anticipate any material capital expenditures for environmental control facilities or equipment. Some risk of environmental liability is inherent in the Company's business, however, and there can be no assurance that material environmental costs will not arise in the future. In particular, the Company might incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies. At this time, the Company does not expect such capital and other costs to have a material adverse effect on the Company's net cash flow.

INSURANCE

The Company maintains general liability, products, fire and property, business interruption and oceangoing cargo insurance on its facilities and inventory in amounts which management deems appropriate.

PATENTS AND TRADEMARKS

The Company uses a number of owned and shared patents, trademarks and copyrighted material, such as SCAT/TM/ (Storage Compact Audio Traveler), the Europrene/TM/ fabric, the Quickpro/TM/ process, novelty slogans which are printed on laundry bags and the Company s motto, Success is in the Bag./TM/ Some of these trademarks and patents are registered or are pending in the United States Patent and Trademark Office and others have become distinctive marks as to which the Company believes it has acquired common law rights. The Company considers its trademark and patents to be significant to its competitive position and actively defends and enforces them.

SEASONALITY

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during the second and third quarters. In 1997, the Company's fourth quarter sales were significantly higher than in the past due to sale of products to one customer. The following table sets forth the Company's quarterly net sales for the three years ended December 31, 1997, 1996 and 1995.


Net Sales (in thousands)  1st Quarter    2nd Quarter  3rd Quarter  4th Quarter  Total
-------------------------------------------------------------------------------------
1997                       $1,189          $1,811       $1,322       $2,141    $6,463
1996                       $  942          $1,987       $1,299       $  875    $5,103
1995                       $  982          $1,419       $  931       $  495    $3,827

BACKLOG

LBU's backlog at December 31, 1997 and 1996 was approximately $1.2 million and $800,000, respectively. The Company expects to fill the 1997 backlog during 1998. The Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required ship dates.

EMPLOYEES

As of December 31, 1997, the Company had 44 full-time employees, of whom three were employed in an executive capacity, five in financial, administrative or clerical capacities and 36 in warehouse or distribution capacities. The Company's sales representative are retained and compensated as independent contractors. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

RISK FACTORS

The Company's business is subject to various risks and uncertainties. The following factors should be carefully considered in reading this report.

Risks Relating to Growth Strategy

During the past four years, the Company has experienced significant internal growth, averaging a 38% annual increase in revenues since 1993. There can be no assurance that the Company will be able to maintain or accelerate its internal growth or that the Company will be able to effectively manage and obtain financing for its expanding operations on terms which are acceptable to the Company. During 1998, the Company will attempt to raise additional capital in order to fund its business and growth strategy. The failure of the Company to raise sufficient additional capital in the future to enable it to implement its business and growth strategy, to maintain or upgrade operating controls and systems or to recruit or retain sufficient qualified personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

Leverage and Certain Debt Obligations

At December 31, 1997 and March 27, 1998, the Company had total indebtedness of approximately $600,000 and $800,000, respectively, substantially all of which is in the form of promissory notes payable to John P. Holmes and Co., Inc. ("JPHC"), a significant stockholder of the Company (the "Notes"). The Notes were due on April 1, 1998, however, JPHC has agreed not to require repayment before January 1, 1999. The Company's intends to negotiate a restructuring of the Notes which would include a further extension of the due dates of the Notes during 1998. However, there can be no assurance that such negotiations will be successful. In the event that due dates of the Notes are not deferred beyond January 1, 1999, and the Company is unable to obtain alternative financing, the Company does not believe that it can repay the Notes at that time, which would have a material adverse effect on the Company's business.

The Company's ability to satisfy its financial obligations under outstanding indebtedness will depend on its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Although the Company currently believes that cash flow from operations during 1998 will be sufficient to meet the Company's working capital and capital expenditure requirements, debt service (on borrowings other than the Notes) and interest on the Notes, there can be no assurance that this will be the case or that JPHC will agree to restructure the Notes or allow additional deferrals of the due dates of all or a portion of the Notes.

1997 Operating Loss, Liquidity and Margin Declines

The Company generated an operating loss in 1997 and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1997 operating loss relates to a single order which was shipped during the fourth quarter and that declines in gross margins relate primarily to (i) costs associated with the expansion of the Company's business and product lines, and (ii) competition, which impacts the Company's ability to enhance gross margins on its products. There can be no assurances that the Company will be able to operate profitably, improve gross margins or increase liquidity during 1998 and beyond. In the event that the Company is unsuccessful in its efforts to raise additional capital or cannot operate profitably on a sustained basis, it may be required to significantly alter its business and growth strategy and implement cost reduction or other cash flow enhancement programs.

Dependence on Key Personnel

The Company's success depends in part on the efforts of a few key management personnel, including Jeffrey Mayer, its Chairman, Chief Executive Officer and President. Mr. Mayer devotes all of his business time to the Company. If, for any reason, Mr. Mayer does not continue to be active in the Company's management, the Company's operations could be materially adversely affected. None of the Company's executive officers are subject to employment or non-competition agreements. The Company does not have key-man life insurance on any of its executive officers.

Consumer Preferences and Industry Trends

The textile and retail industries are characterized by frequent introductions of new products and services and are subject to changing consumer preferences and industry trends. There can be no assurance that the Company will be able to anticipate and/or respond to changing consumer preferences and industry trends or that its competitors will not develop and commercialize new products that render the Company's products less marketable.

HISTORY OF CORPORATE STRUCTURE

Laundry Bags Unlimited, Inc., a New York corporation ("LBU-NY") commenced operations in 1989 as a privately held entity in the business of designing, manufacturing and selling laundry bags. LBU, Inc. was incorporated in Delaware ("LBU-Delaware") during August 1993 and LBU-NY was concurrently merged into it. LBU-Delaware continued to operate as a privately held Subchapter Corporation until March 1995. On March 25, 1995, LBU-Delaware entered into a reorganization transaction, (the "Reorganization") with New Century Media, Ltd. ("New Century"), a Nevada corporation, whose Common Stock traded on the over-the-counter ("OTC") Electronic Bulletin Board. In the Reorganization, the shareholders of LBU-Delaware obtained a controlling interest in New Century in exchange for all of the outstanding common shares of LBU-Delaware and LBU-Delaware became a wholly owned subsidiary of New Century. Upon completion of the Reorganization, New Century changed its name to LBU, Inc.

New Century formerly operated under the following company names since October 26, 1970; Halycyon Data Management Group, Inc., Galaxy Group, Inc., Quest
International Equities, Inc.,  Astrotek Inc. and Agri-Quest Mining, Inc.   These
companies had engaged in business activities as a manufacturer of computer-related equipment in the 1970's and 1980's and attempted to develop a copper mining operation in 1991, which business was assigned to a third party in 1992. New Century was not active in any business operation between 1993 and the
Reorganization with LBU-Delaware in 1995.   LBU-Delaware and its then management
and Board of Directors had no relationship with any of the predecessor companies of New Century prior to the Reorganization.

ITEM 2.  PROPERTIES.

LBU, Inc.'s domestic production and administrative offices are housed within approximately 30,000 square feet of commercial office space located at 310 Paterson Plank Road, Carlstadt, New Jersey. The Company, through a wholly owned subsidiary, entered into a ten-year lease expiring in June 2006 for this facility. The Company's executive, administrative, accounting, sales and operations personnel occupy approximately 6,000 square feet of the facility while the remainder of the space is used to warehouse, manufacture and distribute the Company's products. The annual rent is approximately $140,000.
In February 1997, LBU, Inc. opened a 1,000 square foot showroom in the Accessory Building on Fifth Avenue in New York City. The annual rental is approximately $20,000 and the showroom lease expires December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

During March, 1996, Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiffs") filed suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, by and between the Plaintiff's and LBU.

As part of the financial service agreement, 300,000 shares of LBU Common Stock ("the Shares") were issued to the Plaintiffs in return for financial and other consulting services, which were to include raising capital. LBU claims such services were not rendered and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated the Shares and subsequently 269,000 shares were returned and canceled by LBU's stock transfer agent.

The Company and its legal counsel believe the action it has taken by invalidating and canceling the Shares is appropriate. The Company has since initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. Discovery in this case is proceeding.

In a related claim on September 12, 1997, Wolverton Securities Ltd. ("Wolverton") filed an action against the Company in U.S. District Court for the District of Nevada. Wolverton Securities, Ltd. seeks to have the Company reissue 170,000 shares of the Common Stock referred to in the preceding paragraphs. Wolverton also seeks specific damages in the amount $405,000 and unspecified punitive damages. The Company filed an answer and a third-party complaint against the Plaintiffs and certain of their affiliates in the same court during October 1997.

Discovery in connection with the Wolverton litigation is proceeding. Although management of the Company believes the claims made against it in the foregoing lawsuits are without merit, no evaluation of the potential likelihood of outcomes can be made at this time and the Company has not made any provisions for losses in its financial statements. The Company intends to vigorously pursue its litigation and defend itself in these matters.
The Company is involved in litigation from time to time which is incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS. MARKET INFORMATION:

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the symbol "LBUAA". Set forth below are the high and low closing bid prices for the first quarter of 1998 and each quarter of 1996 and 1997 as reported by the National Quotation Bureau, Inc.


                   High    Low
1996
----
First Quarter     $1.30  $ .40
Second Quarter     1.15    .50
Third Quarter      3.87   1.50
Fourth Quarter     1.70    .50

1997
----
First Quarter      3.30    .50
Second Quarter     5.12   2.56
Third Quarter      5.75   3.60
Fourth Quarter     4.31   3.00

1998
----
First Quarter      5.00   2.50


The above quotations are interdealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

The Company has never paid a cash dividend. The Company intends to retain all of its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other things, upon the Company's earnings and financial condition.

As of February 17, 1998, there were 385 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth, for the periods presented, certain elements of the Company's statements of operations for the years indicated (in 000's):



                                  1997     1996       1995
                                ----------------------------
Net sales                       $ 6,463   $ 5,103   $ 3,828
Gross profit                      1,548     1,734     1,583
Selling, general and
  administrative expenses        (1,832)   (1,639)   (1,570)
Operating income (loss)            (284)       95        13
Other income (expense)               20        51        (9)
Income tax (expense) benefit        (62)        8
Net income (loss)                  (202)      105        12

1997 versus 1996

The Company's net sales increased by $1,360,078 or 26.7% from $5,103,401 in 1996 to $6,463,479 in 1997 due to internal growth in sales in each of the Company's industry segments. During 1997, the Company enhanced its relationships with certain existing customers in the retail products segment resulting in increased volume. One national retail customer accounted for approximately $1,288,000 or 42.9% and 19.9% of 1997 retail sales ($3,002,532) and total 1997 sales, respectively. One order from a promotional customer, which was shipped during the fourth quarter of 1997, accounted for approximately $890,000 in sales or 30.4% and 13.8% of promotional product revenue ($2,926,694) and total 1997 sales, respectively. The Company's OEM and Industrial division sales increased by $126,058 or 30.8% from $408,195 in 1996 to $534,253 in 1997.

Costs of goods sold increased by $1,546,045 from $3,369,564 or 66.0% of net sales in 1996 to $4,915,609 or 76.1% of 1997 sales. This increase is primarily attributable to an increase in the costs of materials consumed in production. Material costs increased from $1,928,041 or 33.6% of sales in 1996 to $3,179,058 or 37.7% of net sales during 1997 primarily due to the large fourth quarter shipment referred to above, on which the Company realized a negative gross margin of approximately ($62,000) based upon direct costs of production. Excluding that order, material costs, as a percentage of 1997 net sales, would have been approximately $2.6 million or 33.8% of net sales, which is comparable to 1996 levels. In addition, 1997 material costs increased due to use of certain fabrics, which had higher raw material cost per yard than in prior periods. In addition, manufacturing labor and subcontractor costs, which include sewing, cutting, printing, packaging and shipping increased from $1,565,060 or 30.7% of 1996 sales to $2,163,550 or 33.5% of 1997 sales.

As a result of the foregoing, gross profit decreased by $185,967 from $1,733,837 or 34.0% of 1996 sales to $1,547,870 or 23.9% of 1997 sales.

Shipping and selling costs decreased by $97,706 from $637,590 or 12.5% of net sales in 1996 to $539,884 or 8.4% of 1997 net sales. This decrease is primarily attributable to reductions in advertising and travel expenses, which declined from $251,810 or 4.9% of sales in 1996 to

$150,399 or 2.4% of 1997 sales due primarily to (i) cost controls implemented by management during the year which were intended to result in more efficient and focused selling efforts, and (ii) a reduction in sales commissions as a percentage of sales from $259,959 or 5.1% of 1996 sales to $278,556 or 4.3% of 1997 sales due to an increase in house sales on which no commissions are earned.

General and administrative expenses increased by $277,245 from $831,281 or 16.3% of 1996 sales to $1,108,526 or 17.2% of 1997 sales. This increase relates primarily to an increase in professional fees incurred in connection with litigation to which the Company is party. Office salaries and expenses, which comprise the majority of this line item, increased by $121,844 from $697,941 or 13.7% of sales in 1996 to $819,785 or 12.7% of 1997 sales due to increases in the Company's administrative staffing levels.

Factor fees and interest increased by $13,431 from $169,814 or 3.3% of 1996 sales to $183,245 or 2.8% of 1997 sales. This increase is the result of interest on higher advance amounts, factor fees and wire transfer expenses in connection with the Company's increased sales levels.

As a result of the foregoing, total operating expenses increased by $192,915 from $1,638,700 or 32.1% of 1996 revenues to $1,831,615 or 28.3% of 1997 sales.
Operating income (loss) declined by $378,881 from $95,136 in 1996 to $(283,745) in 1997.

1996 versus 1995

Net sales increased to $5,103,000 in 1996 from $3,828,000 in 1995. Net income before taxes increased to $146,000 in 1996, from $4,000 in 1995. Net income after taxes increased to $105,000 in 1996 from $12,000 in 1995. Sales and income growth was attributable to: (i) the successful introduction of the Company's packaged line of laundry and garment care products to retail companies, (ii) the Company's marketing and design efforts in producing over 200 new product styles in 1996 to the promotional product industry, and (iii) the utilization of its Quickpro( process. This enabled the Company to capitalize on booking and fulfilling successfully many client orders that required short turn around times. The Company expects that a significant percentage of its future sales growth objectives will be attributable to the promotional product industry.

Costs of goods sold for 1996 increased $1,124,000 or 50% to $3,370,000 from $2,246,000 in 1995. Approximately 70% of the increase was attributable to the increased cost and expenses associated with the increased sales of the Company's new laundry and garment care product lines. Of that amount, approximately 25% was directly related to the cost of developing the product packaging and there associated catalogs and brochures.

Gross profit from 1996 increased  $151,000 or 9.5% to $1,734,000 from $1,583,000 in 1995. This increase was directly attributable to the investment the Company made in new laundry and garment care product lines.

Total operating expenses increased $69,000 or 4.4% to $1,639,000 from $1,570,000 in 1995. The increase was attributable to higher factor and interest charges of $115,000. Not including factor and interest charges, the Company's total operating expenses decreased $46,000 or 2.9%. This decrease was primarily attributable to: (i) higher efficiencies, through the use of newly acquired computerized equipment which helped reduced labor costs (ii) increased quality assurance standards, which reduced sales returns and department store chargebacks, and (iii) discounted pricing and through increased overall economies of scale.

Operating income for 1996 increased $83,000 or 638% to $95,000 from $13,000 in 1995. Net income for 1996 increased $93,000 to $105,000 from $12,000 in 1995.
Part of the increase was attributable to the Company's success in of controlling costs. In addition, the Company's move into its new operations facility during the second quarter of 1995 helped facilitate the efficiency of its operations during 1996.

Liquidity and Capital Resources

The Company's cash position as of December 31, 1997 and 1996 was $202,204 and $185,508, respectively. Net cash provided by (used in) operating activities for the years ended 1997 and 1996 was $(711,891) and $58,550, respectively, representing a decrease of $770,443 in 1997. The decrease was primarily due to the operating loss incurred by the Company and significant increases in accounts receivable, inventory and other assets. The increase in accounts receivable relates primarily to an increase in non-factored accounts receivable which resulted from increased sales. The Company increased its raw material inventory levels by $464,762, from $448,875 at December 31, 1996 to $913,637 at December 31, 1997, in order to facilitate improved turnaround and availability on orders. Finished goods inventory levels increased by $275,004, from $295,875 at December 31, 1996 to $552,879 at December 31, 1997. These working capital uses were offset by an increase in accounts payable at year end, which relates primarily to the timing of payment received for a large order which was shipped during the fourth quarter of 1997.

During 1997, cash used in investing activities totaled $135,706, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility.

During 1997, net cash generated by financing activities totaled $864,293 which includes (i)$375,000 in proceeds received through a private placement of the Company's Common Stock and (ii)$500,000 of proceeds from borrowings during the year offset by $10,707 utilized for the repayment of debt and capital lease obligations.

Currently, LBU's primary source of financing is with the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.25% factor charge on its invoices for the guarantee of payment on receivables. In addition, the Company benefits from having CIT collect payments from its customers for their outstanding invoices. The Company pays 2% above the prime-lending rate on borrowings up to 85% of the outstanding accounts receivable. The credit facility is secured by substantially all of the Company's assets and the personal guaranties of its current executive officers. The Company intends to expand its financing agreement with CIT to provide for advances based upon LBU's inventory levels. However, there can be no assurance that such negotiations will be successful, the timing thereof or that the Company will be able to obtain such financing on terms which are acceptable to it.

During 1997, the Company received an equity investment in the amount of $375,000 from a sale of Common Stock to JPHC and $500,000 in debt financing, $300,000 of which is convertible into Common Stock of the Company, from the same entity. Subsequent to year-end JPHC provided the Company with and additional $200,000 of debt financing. The proceeds of these financings were used by the Company primarily to fund its working capital needs during 1997 and 1998. At December 31, 1997 and March 27, 1998, the Company had total indebtedness of approximately $600,000 and $800,000, respectively, substantially all of which is in the form of promissory notes payable JPHC, a significant stockholder of the Company (the "Notes"). The Notes are due on April 1, 1998, however, JPHC has agreed not to require repayment before January 1, 1999. The Company's intends to negotiate a restructuring of the Notes which would include a further extension of the due dates of the Notes during 1998. However, there can be no assurance that such negotiations will be successful. In the event that due dates of the Notes are not deferred beyond January 1, 1999, and the Company is unable to obtain alternative financing, the Company does not believe that it can repay the Notes at that time, which would have a material adverse effect on the Company's business.

The Company's ability to satisfy its financial obligations under outstanding indebtedness will depend on its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Although the Company currently believes that cash flow from operations during 1998 will be sufficient to meet the Company's working capital and capital expenditure requirements, debt service (on borrowings other than the Notes) and interest on the Notes, there can be no assurance that this will be the case or that JPHC will agree to restructure the Notes or allow additional deferrals of the due dates of all or a portion of the Notes.

The Company generated an operating loss in 1997 and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1997 operating loss relates to a single order which was shipped during the fourth quarter and that declines in gross margins relate primarily to (i) costs associated with the expansion of the Company's business and product lines and (ii) competition, which impacts the Company's ability to enhance gross margins on its products. There can be no assurances that the Company will be able to operate profitably, improve gross margins or increase liquidity during 1998 and beyond. In the event that the Company is unsuccessful in its efforts to raise additional capital or cannot operate profitably on a sustained basis, it may be required to significantly alter its business and growth strategy and implement cost reduction or other cash flow enhancement programs.

Since its inception, the Company has required significant capital to fund its operations and growth. During 1998, the Company intends to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing shareholders and the issuance of debt securities would subject the Company to the risks associated therewith, including the risks that interest rates may fluctuate and the Company's cash flows may be insufficient to pay interest and principal on such indebtedness. The Company currently has no commitments to obtain additional funds from CIT, JPHC or any other financing source and there can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it. The inability of the Company to obtain additional acceptable financing could have a significant negative impact on the Company's operations.

Inflation

Inflation affects the cost of goods and services used by the Company. The competitive environment somewhat limits the ability of the Company to recover higher costs by raising prices, although the Company does selectively increase prices for certain products. Moreover, the Company's products are sold to distributors based on catalog and product sheet prices, which are published annually. As such, the Company generally is not able to raise prices until a new catalog is published. The Company attempts to mitigate the adverse effects of future inflation through selective prices increases, improved productivity and cost containment efforts.

New Financial Standards

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted in February 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact on basic and fully diluted earnings per share is not expected to be material.

In June 1997, the FASB issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for the reporting of financial information from operating segments in annual and interim financial statements. This statement requires that for evaluating segment performance and deciding how to allocate resources to segments. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the Company's financial statements. SFAS No. 131 will become effective in 1999.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and notes thereto are filed herewith beginning at page F-1.

Report of Becher, Della Torre & Gitto, Independent Accountants;
Balance Sheets as of December 31, 1997 and December 31, 1996;
Statements of Operations for each of the three years in the period ended December 31, 1997;

Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997;
Statements of Cash Flows for each of the three years in the period ended December 31, 1997; and
Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                     Position/                              Business Experience
Name                      Age     Offices Held                     Background and Directorships
----                      ---     ------------           ----------------------------
Jeffrey Mayer             35      CEO/President
                                    and  Director         Mr. Mayer has over 16 years experience in various sales and marketing positions. At the age of 15, he began selling laundry bags in New York
                                                          City. The following year he began distributing to many houseware and discount stores throughout New York. Mr. Mayer graduated from Baruch
                                                          College in 1985 with a degree in Marketing and Management. Prior to forming Laundry Bags Unlimited, Inc. in 1989, Mr. Mayer was a regional sales manager from 1986 to 1988 with a division of Coca-Cola Foods, Snax
                                                          Management. Mr. Mayer leads the Company's marketing and sales direction.
                                                          Mr. Mayer has been a director of the Company since 1995.

Isel Pineda-Mayer         37    Secretary/Treasurer
                                  and Director            Ms. Mayer manages the Company's creative and product development. She is responsible for designing and developing future product lines in all of the Company's market segments. She was formerly East Coast Manager of Ebel
                                                          USA. Ms. Mayer is Jeffrey Mayer's spouse. Ms. Mayer has been a director of the Company since 1995.

Fred King                 55    Sales Representative
                                  and Director            Mr. King oversees the Company's in-house sales. He has over 30 years experience in various sales management positions and formerly owned a 13 store retail houseware chain. Mr. King has been a director of the Company since 1995.

John H. Robinson          75    Director                  Mr. Robinson was formerly the Chairman of the Harper Group for 45 years.
                                                          Mr. Robinson is also Chairman a director of Lukens Medical, Inc., which is a publicly held Company. He is also a director of RJH Properties, Inc. and the Commercial Bank of San Francisco and is Chairman of JPHC. See Item 12.
                                                          Certain Relationships and Related Transactions. Mr. Robinson has been a director of the Company since 1997.

No director of the Company, other than Mr. Robinson, is also a director of any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended or subject to the requirements of Section 15 (d) of such Act or any company requested as an investment company under the Investment Company Act of 1940.

ITEM 10.  EXECUTIVE COMPENSATION


Name and                                              Other Annual
Principal Position     Year  Salary ($) Bonus ($)  Compensation($) (1)
------------------     ----  ---------- --------   -------------------
Jeffrey Mayer          1997   101,190
CEO/President          1996   100,000
  1995                        100,000


Isel Pineda-Mayer      1997    56,155                           9,956
Treasurer/Secretary    1996    49,000                          11,164
  1995                         49,000

(1) Includes amounts paid for automobile lease and related insurance.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table sets forth the name, number of shares of Common Stock beneficially owned and percent of the class of those shares which represent for each officer, director and person known by the Company to be the beneficial owner of more then 5% of the Company's outstanding Common Stock as of February 21, 1998. As of February 21, 1997, there were 1,338,977 shares of the Company's Common Stock issued and outstanding.




Name and address of        Number of Shares             Percent
Beneficial Owner          Beneficially Owned            of Class
----------------          ------------------            --------

Jeffrey Mayer                 676,500                     48.7%
310 Paterson Plank Rd.
Carlstadt, NJ 07071
Director, President
and CEO

Isel Pineda-Mayer                   0 (1)                   -
310 Paterson Plank Rd.
Carlstadt, NJ 07071
Director, Secretary and Treasurer


Name and address of             Number of Shares              Percent
Beneficial Owner                Beneficially Owned            of Class
----------------                ------------------            --------


Fred King                               0                         -
310 Paterson Plank Rd.
Carlstadt, NJ 07071
Sales Representative and Director

John H. Robinson                   20,000 (2)                    1.4%
316 Townsned St.
San Francisco, CA 94107
Director

John P. Holmes & Co. Inc.         512,500 (3)                    32.1%
PO Box 428
Shelter Island, NY
Private Investor


JPO, LCC                          110,000 (4)                     7.6%
7 Webster Ave.
Summit, NJ  07901

Edward Cox                         66,667                         5.0%
39-12 Crescent St.
Long Island City, NY 11101
Private Investor

Neil  Ragin                        86,667                         6.5%
180 W. End Ave.
New York, NY 10023
Private Investor

All officers and directors       696,500 (2)                     50.1%
as a group.


(1) Does not include 676,500 shares of common stock held by Jeffrey Mayer, who is the spouse of Ms. Mayer.

(2) Includes shares held of record as of February 17, 1998 based on shareholder lists obtained by the Company. Does not include 302,500 shares of Common Stock held of record, 150,000 shares issuable pursuant to stock purchase warrants or 60,000 shares issuable pursuant to the convertible note described in (3) below held by John P. Holmes & Co. Inc., of which Mr. Robinson is a minority shareholder and Chairman.

(3) Includes: (i) 302,500 shares of Common Stock held of record as of February 17, 1998 based upon shareholders lists obtained by the Company; (ii) a warrant dated August 24, 1997 to purchase 10,000 shares of the Company's Common Stock at a price of $5.00 per share which expires in August 1999;
     (iii) a warrant dated September 19, 1997 to purchase 40,000 shares of the Company's Common Stock at a price of $5.00 per share which expires in September 1999, (iv) a warrant dated February 21, 1998 to purchase 100,000 shares of the Company's Common Stock at a price of $4.25 per share which expires in February 2000, and (v) up to 60,000 shares issuable on conversion of a $300,000 Company note payable at a fixed conversion price of $5.00 per share. JPHC has granted to the Company the voting rights relating to the 60,000 shares which would be issuable upon conversion of the note described in (v) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1997 and 1998, John P. Holmes & Co. ("JPHC") of which Mr. Robinson is a shareholder, loaned an aggregated of $700,000 to the Company. Such loans bear interest at a rate of 9.12% per annum and were due on April 1, 1998. In conjunction with the foregoing advances, JPHC was granted the stock purchase warrants described in (ii), (iii) and (iv) of Note (3) above. JPHC has agreed not to require the Company to repay the foregoing loans before January 1, 1999. As described in (v) of Note (3) above, $300,000 of the foregoing loans are convertible into the Company's Common Stock at a fixed conversion price of $5.00 per share and JPHC has granted the Company a proxy for its voting rights relating to shares issuable on conversion. In addition, during March 1997, JPHC purchased 250,000 shares of the Company's Common Stock for aggregate consideration of $375,000. The Company believes that the foregoing transactions were entered into on terms which were no less favorable to the Company than those which could have been obtained in similar transactions on an arms-length basis with non-related parties. (See Item 1.

Risk Factors  Leverage and Certain Debt Obligations)

During 1996 and 1997, the Company advanced $10,000 and $5,017, respectively, to Mr. Mayer for non-business expenses. Mr. Mayer commenced repayment of $17,753, plus interest at prime, to the Company during March 1998. During 1997, the Company advanced $18,731 to Ms. Mayer for non-business expenses. Ms. Mayer commenced repayment, plus interest at prime, to the Company during September 1997, reducing the outstanding advances to $16,331 and $14,231 at December 31, 1997 and March 27, 1998, respectively.

The Company utilizes the services of outside independent sales representatives. During 1996 and 1997, the Company paid sales commissions of $21,300 and $40,000, respectively, to Steven Mayer, who is the brother of Jeffrey Mayer.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits
(a)  Exhibit No.      Description
     -----------      -----------
        2.1           Plan of Reorganization dated February 17, 1995 by and
                      between New Century Media, Ltd. a Nevada Corporation., and
                      LBU, Inc. a Delaware Corporation.*
        3.1           Articles of Incorporation of LBU, Inc. dated September 2,
                      1994. #
        3.2           By-laws of LBU, Inc. dated October 4, 1994. #
        10.1          Factoring Agreement dated October 25, 1993 by and between
                      LBU, Inc. (Delaware) and The CIT Group/Commercial Services
                      Inc.**
        10.2          Guaranty dated October 25, 1993 by and between CIT and
                      Jeffrey and Isel Mayer, individually, relating to the
                      above Factoring Agreement.**
        10.3          Lease agreement dated April 1, 1995 by and between Albert
                      Frassetto Enterprises, a sole proprietorship, and Bags of
                      Carlstadt, Inc. **
        10.4          Subscription Agreement dated March 27, 1997 by and between
                      JPHC and the Registrant.**
        10.5          Promissory note dated August 21, 1997, as amended on
                      February 21, 1998, by and between the Registrant and
                      JPHC**
        10.6          Promissory note dated September 19, 1997, as amended on
                      November 21, 1997 and February 21, 1998, by and between
                      the Registrant and JPHC**
        10.7          Consulting agreement dated February 19, 1998 by and
                      between JPO, LLC and the Registrant. **
        21.1          List of Subsidiaries
                      Subsidiary                State of Incorporation
                      ----------                ----------------------
                      LBU, Inc.                 Delaware
                      Bags of Carlstadt, Inc.   New Jersey
        27.1          Financial Data Schedule.**

        *       Filed as an Exhibit to the New Century Media, Ltd. (a
                predecessor of the Registrant) Form 10-K/A for the year ended
                December 31, 1994 dated March 10, 1995.
        #       Filed as an exhibit to the New Century Media, Ltd. Form 10-Q for the quarter ended September 30, 1994 dated November 8, 1994.
        **      Filed herewith

(b)     Reports on Form 8-K
        None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LBU, INC.

                            By:  /s/ Jeffrey Mayer
                                 JEFFREY MAYER
                                 President and CEO      Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jeffrey Mayer        Chairman of the Board                  March 31, 1998
JEFFREY MAYER            Chief Executive Officer, President
                         (principal executive officer)
                          Director

/s/ Isel Pineda-Mayer    Treasurer, Secretary                   March 31, 1998
Isel Pineda-Mayer        (principal financial and
                         accounting officer)
                         Director

/s/ Fred King            Sales Representative/Director          March 31, 1998
Fred King

/s/ John H. Robinson     Director                               March 31, 1998
John H. Robins

              [LETTERHEAD OF BECHER DELLA TORRE GITTO & COMPANY]


March 30, 1998


To The Board of Directors of
LBU, Inc.

                         Independent Auditor's Report
                         ----------------------------

We have audited the balance sheets of LBU, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 7. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBU, Inc., as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity and cash flows for the three years, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                /s/ Becher, Della Torre, Gitto and Company

                                BECHER, DELLA TORRE & GITTO AND COMPANY
                                Ridgewood, NJ

                                   LBU Inc.
                                   --------
                                Balance Sheets
                                --------------
                                 December 31,
                                 ------------

                                    ASSETS
                                    ------

                                                           1997          1996
                                                           ----          ----
Current asset
Cash and cash equivalents                             $    96,294   $    81,273
Restricted cash                                           105,955       104,235
Accounts receivable (net of allowance for
  bad debts of $25,000 and $41,300,  respectively)        229,753       168,104
Inventory                                               1,528,318       789,090
Deferred tax asset                                         55,516        45,950
Other current assets                                      292,546        22,447
                                                       ----------    ----------
  Total current assets                                  2,308,337     1,211,099
  Noncurrent assets
Fixed assets, net                                         289,177       193,924
Other assets                                               65,219       109,214
                                                       ----------    ----------
  Total assets                                         $2,662,733    $1,514,237
                                                       ==========    ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

  Current liabilities
Accounts payable                                       $1,076,968    $  458,772
Accrued expenses                                          207,233       164,884
Customer advances                                          31,180       152,712
Accrued taxes                                              17,255        67,414
Lease payable current                                       2,788         2,474
Note payable - current                                     33,333        33,333
                                                       ----------    ----------
  Total current liabilities                             1,368,757       879,589
                                                       ----------    ----------
  Long-term liabilities
Lease payable                                               6,992         9,780
Notes payable                                             255,657        63,890
Convertible Note payable                                  300,000
Deferred tax liability                                      8,793        11,393
                                                       ----------    ----------
   Total long-tem liabilities                             571,442        85,063
                                                       ----------    ----------

  Total liabilities                                     1,940,199       964,652
                                                       ----------    ----------

  Stockholders' equity
Common stock ($.001 stated value)
Shares: 50,000,000 authorized,
  1,338,977 and 1,088,977 issued
  and outstanding, respectively                             1,339         1,089
Additional paid-in capital                              1,102,208       727,458
Retained earnings (deficit)                              (381,013)     (178,962)
                                                       ----------    ----------
  Total stockholders' equity                              722,534       549,585
                                                       ----------    ----------

  Total liabilities and stockholders' equity           $2,662,733    $1,514,237
                                                       ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                   LBU Inc.
                                   --------
                             Statements of Income
                             --------------------
                       For the years ended December 31,
                       -------------------------------

                                         1997         1996        1995
                                      ----------   ----------  ----------
     Net sales                        $6,463,479   $5,103,401  $3,827,995
Costs of goods sold                    4,915,609    3,369,565   2,245,633
                                      ----------   ----------  ----------
     Gross profit                      1,547,870    1,733,836   1,582,362
                                      ----------   ----------  ----------

     Operating expenses
Shipping and selling                     539,844      637,605     668,672
General and administrative expense     1,108,526      831,281     846,491
Factor fees and interest                 183,245      169,814      54,578
                                      ----------   ----------  ----------
     Total operating expenses          1,831,615    1,638,700   1,569,741
                                      ----------   ----------  ----------

Income (loss) from operations           (283,745)      95,136      12,621
                                      ----------   ----------  ----------


     Other income (expense)
Loss on sale of fixed assets                   -            -     (19,932)
Interest                                   8,002        2,946       1,023
Rent                                      12,000       48,000      10,000
                                      ----------   ----------  ----------
     Total other income (expense)         20,002       50,946      (8,909)
                                      ----------   ----------  ----------
Income before income taxes              (263,743)     146,082       3,712

Income taxes (benefit)                   (61,692)      41,156      (8,300)
                                      ----------   ----------  ----------

Net income                            $ (202,051)  $  104,926  $   12,012
                                      ==========   ==========  ==========

Basic Earnings per share                   $(.16)        $.09        $.01
                                      ==========   ==========  ==========

Diluted Earning per share                  $(.16)        $.09        $.01
                                      ==========   ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                 Statement of Changes in Stockholders' Equity
                 --------------------------------------------
             For the years ended December 31, 1997, 1996 and 1995
             ----------------------------------------------------


                                                                           Additional   Retained
                                                        Common Stock       Paid-in      Earnings
                                                     Shares     Amount     Capital      (Deficit)     Total
                                                    ---------   --------  -----------   ---------    --------
Balance at December 31, 1994
   as adjusted for 20 to 1 stock split                102,500   $    103   $  636,311   $(636,414)  $    -
Recapitalization pursuant to
  a plan of reorganization                            200,000        200     (183,067)    340,514     157,647
Capital investment                                    625,000        625      124,375           -     125,000
Financial services agreement                          300,000        300      539,700           -     540,000
Financial service fees charged
  to additional paid in capital                      (540,000)               (540,000)
Capital investment                                     83,334         83      124,917           -     125,000
Net income for the year ended
  December 31, 1995                                         -          -            -      12,012      12,012
                                                    ---------   --------  -----------   ---------    --------
Balance at December 31, 1995                        1,310,834      1,311      702,236    (283,888)    419,659
Capital investment                                     47,143         47       24,953           -      25,000
Financial services agreement
  shares retired                                     (269,000)      (269)    (483,931)          -    (484,200)
Reversal of services fees
  charged to paid in capital                                -          -      484,200           -     484,200
                                                    ---------   --------  -----------   ---------    --------
Net income for the year ended
  December 31, 1996                                                                       104,926     104,926
Balance at December 31, 1996                        1,088,977   $  1,089   $  727,458   $(178,962)  $ 549,585

Capital Investment                                    250,000        250      374,750           -     375,000

Net loss for the year ended December 31, 1997               -          -            -    (202,051)   (202,051)
                                                    ---------   --------  -----------   ---------    --------

Balance at December 31, 1997                        1,338,977   $  1,339   $1,102,208   $(381,013)  $ 722,534
                                                    =========   ========  ===========   =========   =========

     The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                           Statements of Cash Flows
                           ------------------------
                        For the year ended December 31,
                        -------------------------------


                                                        1997        1996        1995
                                                     ----------  ---------   ---------
     Cash flow from operating activities
Net income (loss)                                    $(202,051)  $ 104,926   $  12,012
                                                     ----------  ---------   ---------
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities
Depreciation and amortization                           40,453      34,814      16,268
Provision for bad debts                                      -       3,961      36,692
Deferred tax asset                                      (9,566)    (22,950)    (23,000)
Loss on sale of fixed assets                                 -           -      19,932
     (Increase) decrease in
Accounts receivable                                    (61,649)    (80,570)    (84,465)
Inventories                                           (739,228)   (213,553)   (154,642)
Other current assets                                  (270,099)    (15,311)     59,171
Other assets                                            43,995     (73,425)    (38,782)
     Increase (decrease) in
Accounts payable                                       618,196     176,466     (56,121)
Accrued expenses                                        42,349      20,241      48,409
Taxes payable                                          (50,159)     52,714      14,700
Customer advances                                     (121,532)     59,844      92,868
Deferred tax liability                                  (2,600)     11,393           -
                                                     ----------  ---------   ---------
     Total adjustments                                (509,840)    (46,376)    (68,970)
                                                     ----------  ---------   ---------
     Net cash provided (used) by operating activities  (711,891)     58,550    (56,958)
                                                     ----------  ---------   ---------
     Cash flow from investing activities
Capital expenditures                                  (135,706)    (77,075)   (130,356)
                                                     ----------  ---------   ---------
     Net cash (used) by investing activities          (135,706)    (77,075)   (130,356)
                                                     ----------  ---------   ---------

     Cash flow from financing activities
Borrowing from banks                                    22,000     259,478           -
Repayment of loans                                     (32,707)   (150,000)    (55,000)
Proceeds from financings                               500,000           -           -
Sales of Common Stock                                  375,000      25,000     250,000
                                                     ----------  ---------   ---------
     Net cash provided by financing activities         864,293     134,478     195,000
                                                     ----------  ---------   ---------

     Net increase in cash                               16,698     115,953       7,686

Cash at beginning of period                            185,508      69,555      61,869
                                                     ----------  ---------   ---------
Cash at end of period                                $ 202,204   $ 185,508   $  69,555
                                                     ==========  =========   =========



The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                           Statements of Cash Flows
                           ------------------------
                        For the year ended December 31,
                        -------------------------------


                                                1997       1996       1995
                                              --------  ---------    --------
Supplemental disclosures:
          Cash paid during the period for
            Interest and factor fees          $183,245  $ 169,814    $ 54,578
            Income taxes                      $         $            $  3,155
                                              -         -

Non-cash financing activities:
Shares of common stock issued for financial services                 $540,000
                                                                     --------

Shares of common stock retired                          $(484,200)

Shares of common stock issued in
 recapitalization to acquire LBU, Inc.                               $157,647
                                                                     --------

The accompanying notes are an integral part of these financial statements.

                                   LBU, Inc.
                                   ---------
                       Notes to the Financial Statements
                       ---------------------------------
                          December 31, 1997 and 1996
                          --------------------------


Note 1 - Organization and the Significant Accounting Policies
-------------------------------------------------------------

Organization: LBU, Inc. (the "Company"), a Nevada corporation, previously known
------------
as New Century Media Ltd. is a leading designer, marketer and manufacturer specializing in fashionable bags, promotional products and houseware accessories for the retail, promotional, OEM and industrial markets.

In February 1995, New Century Media, Ltd. entered into a plan of reorganization with LBU, Inc. (a Delaware corporation referred to herein as LBU-Delaware whereby the shareholders of LBU-Delaware obtained controlling interest in New Century Media, Ltd., in a transaction accounted for as a reverse acquisition. New Century Media, Ltd. changed its name to LBU, Inc. on March 31, 1995.

Inventories:  Inventories are valued at the lower of cost or market.
-----------

Fixed Assets:  Property and equipment are stated at cost.  Depreciation of
------------
furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized over the term of the lease on the straight-line basis.

Cash and Cash Equivalents:  For purposes of the statements of cash flows, the
-------------------------
Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held as collateral for certain obligations. As of December 31, 1997, the Company has committed $63,688 of cash, which serves as collateral for the Company's outstanding debt with Summit Bank and $41,267 which serves as collateral under the Company's financing and factoring arrangements with the CIT Group.

Income Taxes:  Income taxes are provided for the tax effects of transactions
------------
reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the accelerated depreciation methods, the amortizable lives of intangible assets the reserve method for bad debt and the uniform capitalization rules under IRS Code Section 263A for financial and income tax reporting and the state net operating loss carryforward. Deferred taxes represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity. Previously, its earnings and losses were included in the personal tax returns of the stockholders and the Company did not record an income tax provision (see Note 6).

Advertising:  The Company charges the costs of advertising to expense as
-----------
incurred. Costs of advertising and promotion which will not be utilized until or benefit future periods are capitalized and expressed in such periods. Advertising expense was $60,348, $117,401 and $24,930 for the years ended December 31, 1997, 1996 and 1995, respectively.

Estimates:  The preparation of financial statements in conformity with generally
---------
accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders Equity:  In August 1995, the Company declared a 20 for 1 reverse
-------------------
stock split on the then issued and outstanding common shares. All outstanding share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the 20 for 1 reverse stock split. The result of this action reduced 24,550,000 shares of pre-split outstanding Common Stock to 1,227,500 shares in a post-split basis.

                                   LBU, Inc.
                                   ---------
                       Notes to the Financial Statements
                       ---------------------------------
                          December 31, 1997 and 1996
                          --------------------------

Note 1 - Organization and Significant Accounting Policies (continued)
---------------------------------------------------------------------

In July 1995, the Company entered into a financial services agreement with Glenneyre Capital Corp. (GCC), Poimandres Financial Corp. (PFC) and Bristol Media, Ltd. (BML). The agreement required GCC, PFC and BML to provide certain professional services relating to raising of capital by the Company in exchange for 300,000 shares of the Company's Common Stock. The agreement specified that such services were assigned a value of $60,000. However, the Company has recorded the issuance of the 300,000 shares based upon the then market value of its Common Stock, $540,000, resulting in a charge to additional paid in capital during the period ended December 31, 1995 (see Note 9). In 1996, 269,000 of the forgoing shares were cancelled.

Note 2 - Accounts Receivable And Factoring Arrangements
-------------------------------------------------------

The Company entered into a factoring arrangement whereby a factor makes advances to the Company on certain accounts receivable balances. Interest of 2% per annum above the prime rate is charged on outstanding advances. The factor has a lien against all assigned receivables. In addition, the Company's President and principal shareholder and his wife, who is also an officer of the Company, have personally guaranteed factor advances under this agreement. The factor also charges a commission of 1 1/8% on the gross face amount of all accounts factored, subject to a minimum commission per invoice and other service fees.

The components of accounts receivable at December 31, 1997 and 1996 are as follows:

                                                  1997        1996
                                                --------    --------
Accounts receivable assigned to factor, net     $219,396    $ 41,512
Non-factored accounts receivable                  35,357     167,892
Allowance for doubtful accounts                  (25,000)    (41,300)
                                                --------    --------
Net accounts receivable                         $229,753    $168,104
                                                ========    ========

Note 3 - Inventories
--------------------

As of December 31, 1997 and 1996 the components of inventories were as follows:


                       1997        1996
                    ----------   --------
Raw materials       $  913,637   $448,875
Work in process         61,802     44,340
Finished goods         552,879    295,875
                    ----------   --------
Total               $1,528,318   $789,090
                    ==========   ========

                                   LBU, Inc.
                                   ---------
                       Notes to the Financial Statements
                       ---------------------------------
                          December 31, 1997 and 1996
                          --------------------------


Note 4 - Equipment and Leasehold Improvements
---------------------------------------------

Equipment and leasehold improvements at December 31, 1997 and 1996 are as follows:

                                                    1997       1996
                                                   --------   --------
Machinery and equipment                            $190,482   $131,637
Furniture and fixtures                               93,571     59,085
Leasehold improvements                              115,280     72,905
                                                   --------   --------
     Total                                          399,333    263,627

Less accumulated depreciation and amortization      110,156     69,703
                                                   --------   --------

Net equipment and leasehold improvements           $289,177   $193,924
                                                   ========   ========

Note 5 - Related Party Transactions
-----------------------------------

During 1995, loans in the amount of $55,000 were repaid to related parties plus interest of approximately $6,500.


Note 6 - Income Taxes
---------------------

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following components:

                                         1997       1996       1995
                                       --------   --------   --------
     Current taxes
     Federal                           $(43,631)  $ 37,311   $  8,000
     State                               (5,895)    15,402      6,700
                                       --------   --------   --------
     Total current provision            (49,526)    52,713     14,700
                                       --------   --------   --------

     Deferred tax benefit
     Federal                               (209)    (1,557)    (7,800)
     State                              (11,957)         -     (5,200)
     Change in tax status                     -    (10,000)   (10,000)
                                       --------   --------   --------
     Total deferred benefit             (12,166)   (11,557)   (23,000)
                                       --------   --------   --------
      Total tax provision (benefit)    $(61,692)  $ 41,156   $ (8,300)
                                       ========   ========   ========

As discussed in Note 1, LBU-Delaware changed its tax status from nontaxable to taxable effective March 31, 1995. Accordingly, the deferred tax asset at the termination election was filed of approximately $10,000 has been recorded as a credit to the deferred tax provision.

The current year federal tax loss will be carried back and will generate a federal tax refund of $43,687. As of December 31, 1997 the Company had a state net operating loss carryforward of approximately $170,000 which will expire in 2004 and is available to offset future state taxable income.

                                   LBU, Inc.
                                   ---------
                       Notes to the Financial Statements
                       ---------------------------------
                          December 31, 1997 and 1996
                          --------------------------

Note 6  Income Taxes (continued)
--------------------------------

Deferred tax liabilities, assets consist of the following at December 31, 1997 and 1996:

                                                  1997     1996
                                                -------   -------
Reserve for bad debts                           $ 5,250   $21,248
Inventory capitalization under Section 263A      36,314    24,702
Accrued expenses                                  2,100         -
State net operating loss carryforward            11,852         -
                                                -------   -------
     Total deferred tax assets                   55,516    45,950

Depreciation                                      6,105    11,393
Amortization                                      2,688         -
                                                -------   -------
     Total deferred tax liabilities               8,793    11,393

Net deferred tax asset                          $46,723   $34,557
                                                =======   =======

A reconciliation of the Federal statutory rate to the effective tax rate for the years ended December 31, 1997 and 1996 is as follows:

                                                               1997            1996
                                                          -------------     -----------
Taxes at federal statutory rate                           $(39,561) (15%)   $21,912  15%
State income tax  net of federal benefit                   (15,825)  (6)     14,068  10
Permanent differences                                        5,360    2       3,280   2
(Overaccrual)/underaccrual of prior years income taxes      (6,720)  (2)          -   -
Other                                                       (4,946)  (2)      1,896   1
                                                          -------------     -----------
     Total                                                $(61,692) (23)%   $41,156  28%
                                                          =============     ===========


Note 7 - Notes and Capital Lease Payable
-----------------------------------------

Notes and capital lease payable consist of the following as of December 31, 1997 and 1996:

                                      1997       1996
                                     --------  --------
Note payable to a bank (a)           $ 98,770  $ 97,223
Promissory notes payable  (b)         200,000         -
Convertible notes payable (c)         300,000         -
Capital lease (d)                       9,780    12,254
                                     --------  --------
          Total                       608,550   109,447

Less, current installments             36,121    35,807
                                     --------  --------

Notes and capital lease payable,
   Less current installments         $562,649  $ 73,670
                                     ========  ========

                                   LBU, Inc.
                                   ---------
                       Notes to the Financial Statements
                       ---------------------------------
                          December 31, 1997 and 1996
                          --------------------------

Note 7  Notes and Capital Lease Payable (continued)
--------------------------------------------------

(a) Principal of $33,333 matures in 1998; $30,557 in 1999. Interest accrues at prime plus 1.5%

(b)  Principal matures on January 1, 1999.  Interest accrues at 9.12%.

(c) Principal matures on January 1, 1999. Interest accrues at 9.12%. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share.

(d) Lease payments are $3,812 for each year through December 31, 2000. Interest accrues at 12% per annum.

Note 8 - Segment Information
----------------------------

The following sets forth the Company's net sales by segment for the years ended December 31 (in 000's):

                               1997    1996    1995
                              ------  ------  ------
Sales:
     Retail                   $3,002  $2,808  $2,527
     Promotional Products      2,927   1,887     957
     OEM and Industrial          534     408     344
                              ------  ------  ------
       Total                  $6,463  $5,103  $3,828
                              ======  ======  ======

Foreign sales are were $74,842, $391,000 and $348,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 9 - Commitments and Contingencies
--------------------------------------

In August 1993, LBU-Delaware entered into employment agreements with the President and principal shareholder and his wife, who is an officer of the Company. These agreements provide for payments of approximately $148,999 per year, and escalate to approximately $163,000 per year in 1996. The Company'os executive officers currently do not have employment or non-competition agreements.

The Company entered into a ten year lease agreement for its facilities in Carlstadt, New Jersey, which commenced on July 1, 1995. During 1995, the Company incurred incidental non-recurring costs due to the relocation to this facility of approximately $200,000. The minimum future rental payments under the non-cancelable operating leases as of December 31, 1997 are:

                          Year Ending
                          December 31,        Amount
                          -----------         -------

                             1998             143,228
                             1999             148,369
                             2000             154,245
                             2001             160,121

During March, 1996, Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiffs") filed suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, by and between the Plaintiff's and LBU.

                                   LBU, Inc.
                                   ---------
                       Notes to the Financial Statements
                       ---------------------------------
                          December 31, 1997 and 1996
                          --------------------------

Note 9 - Commitments and Contingencies (continued)
-------------------------------------------------

As part of the financial service agreement, 300,000 shares of LBU Common Stock ("the Shares") were issued to the Plaintiffs in return for financial and other consulting services, which were to include raising capital. LBU claims such services were not rendered and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated the Shares and subsequently 269,000 shares were returned and canceled by LBU's stock transfer agent.

The Company and its legal counsel believe the action it has taken by invalidating and canceling the Shares is appropriate. The Company has since initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. Discovery in this case is proceeding.

In a related claim on September 12, 1997, Wolverton Securities Ltd. ("Wolverton") filed an action against the Company in U.S. District Court for the District of Nevada. Wolverton Securities, Ltd. seeks to have the Company reissue 170,000 shares of the Common Stock referred to in the preceding paragraphs. Wolverton also seeks specific damages in the amount $405,000 and unspecified punitive damages. The Company filed an answer and a third-party complaint against the Plaintiffs and certain of their affiliates in the same court during October 1997.

Discovery in connection with the Wolverton litigation is proceeding. Although management of the Company believes the claims made against it in the foregoing lawsuits are without merit, no evaluation of the potential likelihood of outcomes can be made at this time and the Company has not made any provisions for losses in its financial statements. The Company intends to vigorously pursue its litigation and defend itself in these matters.

The Company is involved in litagation from time to time which is incidental to the conduct of its business.

Note 10 - Shareholders Equity
-----------------------------

Common Stock

In March 1997, the Company sold 250,000 shares of its Common Stock to John P. Holmes and Co., Inc. ("JPHC") for $375,000 in a private placement transaction.

Stock Purchase Warrant

In connection with certain financing transactions during August and September 1997, the Company granted stock purchase warrants to JPHC to purchase 10,000 shares of the Company's Common Stock at $5.00 per share and 40,000 shares at $5.00 per share. The warrants have a term of three years and are exercisable from the date of the grant.

Note 11 - Subsequent Events
---------------------------

During February and March 1998, JPHC loaned the Company an additional $200,000 in the form of promissory notes payable. In conjunction with this financing, thy Company granted JPHC 100,000 stock purchase warrants with an exercise price of $4.25 per share. The warrants have a term of three years and are exercisable from the date of the grant.

On February 19, 1998, the Company entered into a consulting agreement with JPO, LLC to provide financial services to the Company. The agreement provides for a base consulting fee, the issuance of 10,000 shares of Common Stock of the Company and 100,000 stock purchase warrants with an exercise price of $4.00 per share. The warrants have a term of five years and are exercisable from the date of the grant.