Form 10KSB/A
period 1997-12-31
LBU INC
filed 1998-04-22
CIK 39743

                                 FORM 10-KSB/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

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

                                   LBU, Inc.

                                  FORM 10-KSB/A

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

                                    PART I

ITEM 1. BUSINESS

General

FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-KSB/A contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the Company's products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, among them, the availability and terms of additional financing; changes which could affect customer payment practices or customer spending; industry trends; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; dependence on foreign manufacturing; and the seasonal nature of the business as detailed elsewhere in this Annual Report on Form 10-KSB/A and from time to time in the Company's filings with the Securities and Exchange Commission. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, including those set forth above, which could cause actual results to differ materially from those, described in the forward-looking statements.

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

Specialty and premium advertising can be customized to appeal to an advertiser's intended demographic because of the wide variety of merchandise available for such purposes. Some of the Company's popular promotional products include gear and travel bags, insulated water bottle holders, cosmetic bags, backpacks, duffel and tote bags, compact disc holders and golf shoe bags. The Company has successfully developed promotional programs for many Fortune 500 companies operating in the retail, communications, financial, healthcare, automotive and other industries. During 1996 and 1997, sales in the Company's Promotional Products division accounted for approximately $1.9 and $2.9 million or 37% and 45% of the Company's total sales respectively.

The Company believes that it has an advantage over certain competitors in the promotional products market due to its primary sales and marketing focus on the advantages of functional and wearable bags and bag-related items as a marketing tool compared with other industry participants which offer multiple lines of promotional products, which include traditional items such as T-shirts, hats and pens. In addition, the Company has the ability to create, manufacture and distribute a complete promotional program to its clients on a relatively short turnaround schedule. This is due to the Company's QUICKPRO/TM/ process which features a comprehensive in-house product development operation. The Company believes that its Quickpro/TM/ process provides an advantage over certain competitors, which rely heavily on products manufactured overseas. The Company has the ability to produce and deliver a selection of custom manufactured samples in multiple styles and colors, emblazoned with the client's corporate insignia, in 24 hours or less. This compares favorably to import competitors, which generally require two weeks or more to generate samples. The Company believes that the promotional products industry is dependent upon quick shipments of orders, often in under three weeks. The Company believes that, by virtue of its vertically integrated United States manufacturing capabilities, the Company's average turnaround time on custom orders compares favorably to the average turnaround time of its import competitors. The Company believes that offering decision-makers a complete marketing program including a wide range of timely samples which are customized in terms of style, design, material, color and function may enhance the likelihood that the Company will receive certain orders. As such, certain of the Company s competitors are also its clients and purchase the Company s products to fulfill orders which they have received from their customers. In addition, on certain orders QUICKPRO/TM/ provides the Company with additional price flexibility as there is a perceived value added by the process.

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

RETAIL PRODUCTS INDUSTRY

Houseware Industry

The Company manufacturers and sells a line of versatile laundry bags, houseware and garment care products to regional and national accounts. This packaged product line consists of approximately 75 different items in various styles, sizes, colors and materials which are commonly displayed by a retailer on racks, in-line wall displays or point-of-purchase displays, which are free-standing organizers supplied by the Company. The Company manufacturers the following houseware items: mesh hosiery and sock/sweater bags, nylon and canvas laundry novelty bags, hampers, travel bags, compact disc carriers and a full line of ironing board pad and cover sets. These durable products are sold to major regional and national houseware retailers primarily by local independent sales representatives who market non-competing houseware lines. The retail housewares industry is estimated to be $54 billion annually by the National Housewares Manufacturing Association. Some products are seasonal, such as the Company's recreational line of Summer products an its "Back to School" laundry bag programs in which bags displaying college emblems are purchased by university bookstores. The National Association of College Bookstores estimates the college retail industry to be in excess of $7 billion per year. The Company attends the National Housewares Show annually.

Accessory Industry

The Company has developed a line of high-end designer bags for the accessory market. These fashionable products include over 100 styles using various high-tech fabrics such as Europrene/TM/, denims, nylons, vinyl and micro-meshes. The accessory market is a $22 billion per year industry as reported in Details Magazine in March 1996. The Company s accessory products include: cosmetic cases, back packs, water bottle bags, briefcases, sports sacks, hand bags and designer travel bags. The Company's clients include some of the leading department stores and boutiques in the United States as well as major retailers in Japan.

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

STRATEGY

The Company's business strategy is to further develop its own brand name in order to distinguish its line of products and increase market share. The Company believes that the full implementation of its business strategy is contingent on a number of factors including its liquidity and ability to obtain acceptable additional financing in the future (See Item 2. Risk Factors and Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources). The Company's business strategy includes: (i) adding sales management, in-house and outside sales representatives and increasing the Company's network of outside distributors;
(ii) increasing its production in the Dominican Republic; (iii) increasing its use of the "ARIA Textile Manufacturing" enterprise software system and adding to the Company's operations and finance infrastructure; (iv) enhancing Company's brochures and catalogs in all non-houseware product lines; (v) using the Company's Internet website as a source of business from new and existing clients as well as providing customer service and product information; (vi) maintaining LBU's attendance at industry trade shows utilizing the Company's high visibility product display; and (vii) promoting the Company's domestic and off-shore production capabilities and its specialization and experience in creating and manufacturing bag and bag-related promotional programs for its customers.

OPERATION AND PRODUCTION

The Company's growth has been directly related to its ability to manufacture and ship customized quality products to its customers in short time intervals. Depending upon order size, product type, customization and raw material availability, the Company's lead times generally range from 2 days to 4 weeks. The Company utilizes the ARIA Textile Manufacturing software system ("ARIA"). When the Company's operations are fully integrated on ARIA, the computer program will provide the Company with immediate information on customers orders through an electronic data interchange ("EDI") system which details invoices, accounts receivable, inventory allocations, product styles, raw materials, vendors/subcontractors, production stages, production scheduling, sales representative performance, sale returns and chargebacks. The system can assist the Company in efficiently processing and monitoring customer orders throughout the manufacturing and shipping cycles. The Company does not currently utilize all of the applications offered by ARIA. However, during 1998, the Company intends to increase its use of ARIA, its inventory control and other functions to accommodate LBU's level of production.

The Company's production facility is a vertically integrated operation which houses creative design, samples, cutting, sewing and printing operations within a 30,000 square foot facility in Carlstadt, New Jersey. In order to meet production requirements during 1997, the Company also utilized outside sewing subcontractors located in close proximity to the Company's facility. The use of outside sewing subcontractors provides the

Company with flexibility to meet peak production requirements without increasing fixed overhead costs. The Company compensates sewing subcontractors at a fixed rate per piece sewn.

The Federal government's "807 Plan" encourages U.S. manufacturers to ship partially manufactured goods to the Caribbean Basin and Pacific Rim regions for further processing. The goods are returned to the U.S. as finished products, however, there are no collective duties on them. Duty is paid only on the manufacturing cost, which is a small percentage of the entire product cost. During November 1997, the Company began manufacturing products under subcontractor arrangements relating to specific orders in the Dominican Republic. Labor and overhead costs are significantly lower in the Dominican Republic than in the United States. Accordingly, for certain orders that have longer lead times and require more labor, the Company intends to contract with suppliers to produce products to customer specifications. These arrangements offer LBU increased production capacity. The Company does not employ any personnel, nor does it own or rent fixed assets, real property or production facilities in the Dominican Republic. However, the Company receives production and inventory reports and Company personnel make periodic on-site production visits. As of December 31, 1997 the Company maintained approximately $160,000 of raw material and finished goods inventory in the Dominican Republic. Sales of merchandise manufactured in the Dominican Republic accounted for approximately $100,000 or 1.5% of the Company's 1997 total sales. The Company expects its production levels in the Dominican Republic to increase during 1998.

Quality Control

The Company bears the risk of nonconforming goods sold to its customers and, in the case of outsourced products, has limited recourse against the subcontractor. However, the Company relies primarily on monitoring and inspection activities to ensure quality control rather than on any remedies it may have for defective goods.

Capacity

By virtue of its domestic and off-shore manufacturing capabilities, the Company believes that it has the ability to increase production to accommodate higher sales levels without having to expand its present production facility. However, a significant increase in revenue would require the Company to, among other things, obtain additional financing for the purchase of production equipment and to maintain higher staffing, raw material and finished goods inventory levels.

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

The Company believes that many promotional products suppliers generate sales by (i) providing one or more product catalogs and utilizing customer service representatives to take orders from the catalogs, and (ii) through the use of outside sales representatives who serve more than one supplier. The Company utilizes dedicated in-house representatives and outside sales representatives to actively market products in regional territories. The Company believes that this approach results in more focused selling efforts. To complement its sales strategy, the Company expects to distribute its first full product line catalog for all of the Company's non-houseware business segments during the second quarter of 1998. The Company compensates sales representatives based on a percentage of sales generated.

Generally, before a distributor orders a product from the Company, that distributor has received an order for the product from an advertiser or corporate client. The Company's products are sold on the basis of purchase orders. Established customers generally receive 30-day payment terms and newer customers purchase products from the Company on the basis of payment of all or a significant portion of the order before processing. The Company utilizes a financing company, the CIT Group, to provide accounts receivable, factoring and financing, credit verification information on many of its customers and guarantee of payment. The Company believes that its credit management practices and the services provided by CIT reduce its bad debt losses.

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

COMPETITION

Promotional Products Industry

The promotional products industry is highly fragmented and competitive. The Company competes with a large number of other promotional products suppliers, some of which have more diversified product offerings, and others that market only a limited number of products or lines. The Company competes primarily on the basis of customer service, turnaround time, selection and price. Certain competitors are divisions of significantly larger companies that have substantially greater financial and other resources than the Company. In addition, entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The Company believes that its established relationship with certain distributors gives it an advantage over certain of its competitors, especially new entrants in the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspapers, magazines, billboards and the Internet.

Retail Products Industry

The markets for retail products are highly competitive and include numerous domestic and foreign competitors, some of which are significantly larger and have substantially greater financial and other resources than the Company. The primary competitive factors in selling products to houseware and general merchandise retailers are consumer brand name recognition, quality, packaging, and breadth of product line, distribution capability, prompt delivery and price to the customer.

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

INSURANCE

The Company maintains general liability, products, fire and property, business interruption and oceangoing cargo insurance on its facilities and inventory in amounts which the Company's management believes to be adequate.

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

SEASONALITY

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during the second and third quarters. In 1997, the Company's fourth quarter sales were significantly higher than in the past due to the sale of product to one customer. The following table sets forth the Company's quarterly net sales for the three years ended December 31, 1997, 1996 and 1995.


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

Risks Relating to Business Strategy

During the past four years, the Company has experienced significant growth, averaging a 38% annual increase in revenues since 1993. There can be no assurance that the Company will be able to maintain or accelerate its growth or that the Company will be able to effectively manage and/or obtain financing for its expanding operations on terms which are acceptable to the Company. During 1998, the Company will attempt to raise additional capital in order to fund its business strategy. However, there can be no assurances that the
Company's business strategy will be successful, if implemented, or that the Company will be able to raise sufficient additional capital. The failure of the Company to raise sufficient additional capital in the future to enable it to implement its business strategy, to maintain or upgrade operating controls and systems and to recruit or retain sufficient qualified personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

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

1997 Operating Loss, Liquidity, Need for Additional Financing and Margin
Declines

The Company generated an operating loss in 1997 and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1997 operating loss relates to a single order which was shipped during the fourth quarter and that declines in gross margins since 1994 relate primarily to (i) costs associated with the expansion of the Company's business and product lines, and (ii) competition, which impacts the Company's ability to maintain its gross margins on its products. There can be no assurances that the Company will be able to operate profitably, improve gross margins or increase liquidity during 1998 and beyond. In the event that the Company is unsuccessful in its efforts to raise additional capital or cannot operate profitably on a sustained basis, it may be required to significantly alter its business strategy and implement cost reduction or other cash flow enhancement programs.

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

Liquidity and Capital Resources

The Company's cash position as of December 31, 1997 and 1996 was $202,204 and $185,508, respectively, of which $105,955 and $104,235 were restricted and not available for general corporate purposes. Net cash provided by (used in) operating activities for the years ended 1997 and 1996 was $(711,891) and $58,550, respectively, representing a decrease of $770,443 in 1997. The decrease was primarily due to the operating loss incurred by the Company and significant increases in accounts receivable, inventory and other assets. The increase in accounts receivable relates primarily to an increase in non-factored accounts receivable which resulted from increased sales. The Company increased its raw material inventory levels by $464,762, from $448,875 at December 31, 1996 to $913,637 at December 31, 1997, in order to facilitate improved turnaround and availability on orders. Finished goods inventory levels increased by $275,004, from $295,875 at December 31, 1996 to $552,879 at December 31, 1997. These working capital uses were offset by an increase in accounts payable at year end, which relates primarily to the timing of payment received for a large order which was shipped during the fourth quarter of 1997.

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

The Company generated an operating loss in 1997 and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1997 operating loss relates to a single order which was shipped during the fourth quarter and that declines in gross margins since 1994 relate primarily to (i) costs associated with the expansion of the Company's business and product lines and (ii) competition, which impacts the Company's ability to maintain its gross margins on its products. There can be no assurances that the Company will be able to operate profitably, improve gross margins or increase liquidity during 1998 and beyond. In the event that the Company is unsuccessful in its efforts to raise additional capital or cannot operate profitably on a sustained basis, it may be required to significantly alter its business strategy and implement cost reduction or other cash flow enhancement programs.

Since its inception, the Company has required significant capital to fund its operations and growth. During 1998, the Company intends to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing shareholders and the issuance of debt securities would subject the Company to the risks associated therewith, including the risks that interest rates may fluctuate and the Company's cash flows may be insufficient to pay interest and principal on such indebtedness. The Company currently has no commitments to obtain additional funds from CIT, JPHC or any other financing source and there can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it. The inability of the Company to obtain additional acceptable financing would have a significant negative impact on the Company's operations.

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




Name and address of        Number of Shares             Percent
Beneficial Owner          Beneficially Owned            of Class
----------------          ------------------            --------

Jeffrey Mayer                 676,500                     48.7%
310 Paterson Plank Rd.
Carlstadt, NJ 07071
Director, President
and CEO

Isel Pineda-Mayer                   0 (1)                   -
310 Paterson Plank Rd.
Carlstadt, NJ 07071
Director, Secretary and Treasurer


Name and address of             Number of Shares              Percent
Beneficial Owner                Beneficially Owned            of Class
----------------                ------------------            --------


Fred King                               0                         -
310 Paterson Plank Rd.
Carlstadt, NJ 07071
Sales Representative and Director

John H. Robinson                   20,000 (2)                    1.4%
316 Townsned St.
San Francisco, CA 94107
Director

John P. Holmes & Co. Inc.         512,500 (3)                    32.1%
PO Box 428
Shelter Island, NY
Private Investor


JPO, LCC                          110,000 (4)                     7.6%
8 Webster Ave.
Summit, NJ  07901
Consultant

Edward Cox                         66,667                         5.0%
39-12 Crescent St.
Long Island City, NY 11101
Private Investor

Neil  Ragin                        86,667                         6.5%
180 W. End Ave.
New York, NY 10023
Private Investor

All officers and directors       696,500 (2)                     50.1%
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

(4) Includes 10,000 shares of Common Stock held of record and a warrant dated February 19, 1998 to purchase 100,000 shares of the Company's Common Stock at a price of $4.00 per share which expires in February 2003. The foregoing Common Stock and warrants were issued in connection with a consulting agreement by and between JPO,LLC and the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1997 and 1998, John P. Holmes & Co. ("JPHC") of which Mr. Robinson is a shareholder, loaned an aggregated of $700,000 to the Company. Such loans bear interest at a rate of 9.12% per annum and were due on April 1, 1998. In conjunction with the forgoing loans JPHC was granted the stock purchase warrants described in (ii), (iii) and (iv) of Note (3) above. JPHC has agreed not to require the Company to repay the foregoing loans before January 1, 1999. As described in (v) of Note (3) above, $300,000 of the foregoing loans are convertible into the Company's Common Stock at a fixed conversion price of $5.00 per share and JPHC has granted the Company a proxy for its voting rights relating to shares issuable on conversion. In addition, during March 1997, JPHC purchased 250,000 shares of the Company's Common Stock for aggregate consideration of $375,000. The Company believes that the foregoing transactions were entered into on terms which were no less favorable to the Company than those which could have been obtained in similar transactions on an arms-length basis with non-related parties. (See Item 1. Risk Factors Leverage and
Certain Debt Obligations)

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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits
(a)  Exhibit No.      Description
     -----------      -----------
        2.1           Plan of Reorganization dated February 17, 1995 by and
                      between New Century Media, Ltd. a Nevada Corporation., and
                      LBU, Inc. a Delaware Corporation.*
        3.1           Articles of Incorporation of LBU, Inc. dated September 2,
                      1994. #
        3.2           By-laws of LBU, Inc. dated October 4, 1994. #
        10.1          Factoring Agreement dated October 25, 1993 by and between
                      LBU, Inc. (Delaware) and The CIT Group/Commercial Services
                      Inc.**
        10.2          Guaranty dated October 25, 1993 by and between CIT and
                      Jeffrey and Isel Mayer, individually, relating to the
                      above Factoring Agreement.**
        10.3          Inventory Security Agreement dated January 4, 1995 by
                      and between LBU, Inc. and The CIT Group/Commercial
                      Services, Inc.**
        10.4          Lease agreement dated April 1, 1995 by and between Albert
                      Frassetto Enterprises, a sole proprietorship, and Bags of
                      Carlstadt, Inc. **
        10.5          Subscription Agreement dated March 27, 1997 by and between
                      JPHC and the Registrant.**
        10.6          Promissory note dated August 21, 1997, as amended on
                      February 21, 1998, by and between the Registrant and
                      JPHC**
        10.7          Promissory note dated September 19, 1997, as amended on
                      November 21, 1997 and February 21, 1998, by and between
                      the Registrant and JPHC**
        10.8          Consulting agreement dated February 19, 1998 by and
                      between JPO, LLC and the Registrant. **
        21.1          List of Subsidiaries
                      Subsidiary                State of Incorporation
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

                                   LBU, INC.

                            By:  /s/ Jeffrey Mayer
                                 JEFFREY MAYER
                                 President and CEO      Date:  April 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jeffrey Mayer        Chairman of the Board                  April 17, 1998
JEFFREY MAYER            Chief Executive Officer, President
                         (principal executive officer)
                          Director

/s/ Isel Pineda-Mayer    Treasurer, Secretary                   April 17, 1998
Isel Pineda-Mayer        (principal financial and
                         accounting officer)
                         Director

/s/ Fred King            Sales Representative/Director          April 16, 1998
Fred King

/s/ John H. Robinson     Director                               April 16, 1998
John H. Robinson

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

The $700,000 in notes payable described in (b) and (c) in Note 7 and Note 11 is with a company whose Chairman is a director and shareholder of the Company.

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