Form 10QSB
period 1998-03-31
LBU INC
filed 1998-05-15
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                         Commission File Number: 2-41015

                                    LBU, Inc.
             (Exact Name of Registrant as specified in its charter)

Nevada                                                               62-1203301
  (Jurisdiction of incorporation)           (I.R.S  Employer Identification No.)

310 Paterson Plank Road, Carlstadt, N.J.                                 07072
  (Address of executive offices)                                      (Zip code)

Registrant's telephone number, including area code:              (201) 933-2800

Securities registered pursuant to Section 12 (b) of the Act:             None

Securities registered pursuant to Section 12 (g) of the Act:             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 15, 1997, the Registrant had an aggregate of 1,348,997 shares of its Common Stock outstanding.

                                    LBU, Inc.
                              Index to Form 10-QSB
                          Quarter ended March 31, 1998

                                                                      Page No

Part I

         Balance Sheets                                                 3
         Statements of Operations                                       5
         Statements of Cash Flows                                       6
         Notes to Financial Statements                                  7
         Management's Discussion and Analysis                           12

Part II

      Item 1.  Legal Proceedings                                        17
      Item 6.  Exhibits and Reports on Form 8-K                         18

Signatures                                                              20

                                   LBU, Inc.
                                 Balance Sheets

                                                  March 31,        December 31,
                                                    1998               1997
                                                (unaudited)         (audited)
                                                -----------         ---------
       ASSETS
Current assets:

  Cash and cash equivalents                                        $   96,249
  Restricted cash                               $  105,955            105,955
  Accounts receivable (net of allowance for
     bad debts of $25,000)                         170,562            229,753
  Inventory                                      1,615,319          1,528,318
  Deferred tax asset                                76,704             55,516
  Other current assets                             270,911            292,546
                                                ----------          ---------
    Total current assets                         2,239,451          2,308,337

Noncurrent assets:
  Fixed assets, net                                304,144            289,177
  Other assets                                      96,943             65,219
                                                ----------         ----------
       Total assets                             $2,640,538         $2,662,733
                                                ==========         ==========

         LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Bank overdraft                                $   38,505
  Account payable                                  865,599         $1,076,968
  Accrued expenses                                 164,642            207,233
  Customer advances                                 60,047             31,180
  Accrued taxes                                     17,255             17,255
  Lease payable - current                            2,788              2,788
  Note payable - current                            43,333             33,333
                                                 ---------         ----------
     Total current liabilities                   1,192,169          1,368,757
                                                 ---------         ----------
Long-term liabilities:
  Lease payable                                      5,865              6,992
  Notes payable                                    460,733            255,657
  Convertible note payable                         300,000            300,000
  Deferred tax liability                             8,793              8,793
                                                 ---------         ----------
     Total long-term liabilities                   775,391            571,442
                                                 ---------         ----------
         Total liabilities                       1,967,560          1,940,199
                                                 ---------         ----------

    The accompanying notes are an integral part of these financial statements

                                    LBU, Inc.
                            Balance Sheets, continued

                                                     March 31,      December 31,
                                                        1998            1997
                                                    (unaudited)      (audited)
                                                    -----------      ---------
Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
1,348,977 and 1,338,977 issued
and outstanding, respectively                            1,439           1,339
Additional paid in capital                           1,123,484       1,102,208
Retained earnings (deficit)                           (451,945)       (381,013)
                                                   -----------     -----------
  Total stockholders' equity                           672,978         722,534
                                                   -----------     -----------
    Total liabilities and stockholder's equity     $ 2,640,538     $ 2,662,733
                                                   ===========     ===========


    The accompanying notes are an integral part of these financial statements

                                    LBU, Inc.
                             Staements of Operations
                                   (unaudited)

                                                     Three            Three
                                                 months ended      months ended
                                                March 31, 1998    March 31, 1997
                                                --------------    --------------

Net sales                                         $ 1,313,057       $ 1,189,383
Costs of goods sold                                   886,938           747,080
                                                  -----------       -----------
    Gross profit                                      426,119           442,303
                                                  -----------       -----------
    Operating expenses:
Shipping and selling                                  180,331           145,806
General and administrative expense                    289,174           217,230
Factor fees and interest                               49,319            31,357
                                                  -----------       -----------
  Total operating expenses                            518,824           394,393
                                                  -----------       -----------
     Operating (loss) income                          (92,705)           47,910
  Other income:
Interest                                                  584             2,655
Rent                                                   12,000
                                                  -----------       -----------
  Total other income                                      584            14,655
                                                  -----------       -----------
Income (loss) before income taxes                     (92,121)           62,565

Income tax provision                                  (21,188)          (14,171)
                                                  -----------       -----------
Net (loss) income                                 $   (70,933)      $    48,394
                                                  ===========       ===========
Net (loss) income per share-Basic                 $     (0.05)      $      0.04
                                                  ===========       ===========
Net (loss) income per share-Fully diluted         $     (0.05)      $      0.04
                                                  ===========       ===========

    The accompanying notes are an integral part of these financial statements

                                    LBU, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                    Three             Three
                                                 months ended      months ended
                                                March 31, 1998    March 31, 1997
                                                --------------    --------------
Cash flow from operating activities:

Net income (loss)                                 $ (70,933)        $  48,394
                                                  ---------         ---------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                        10,960             7,955
Non-cash compensation                                10,687
  (Increase) decrease in
Accounts receivable                                  59,191          (189,430)
Inventories                                         (87,001)           94,590
Other assets                                        (21,163)
  Increase (decrease) in
Accounts payable                                   (211,369)         (108,005)
Accrued expenses                                    (42,591)          (52,000)
Other liabilities                                    28,867           (24,841)
                                                  ---------         ---------
  Total adjustments                                (252,689)         (271,731)
                                                  ---------         ---------
   Net cash used by operating activities           (323,622)         (223,337)
                                                  ---------         ---------

   Cash flow from investing activities:
Capital expenditures                                (25,081)             --
                                                  ---------         ---------
  Net cash used by investing activities             (25,081)             --
                                                  ---------         ---------
   Cash flow from financing activities:
Repayment of loans                                    3,949            (8,950)
Sales of common stock                                                 375,000
Proceeds from borrowings                            210,000
                                                  ---------         ---------
  Net cash provided by financing activities         213,949           366,050
                                                  ---------         ---------

  Net (decrease) increase in cash                  (134,754)          142,713
Cash at beginning of period                         202,204           185,508
                                                  ---------         ---------
Cash at end of period                             $  67,450         $ 328,221
                                                  =========         =========
Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                       $  49,319         $  31,357
   Income taxes                                        --                --
Non-cash financing transactions:
   Issuance of  Common Stock for consulting       $  21,375

    The accompanying notes are an integral part of these financial statements

                                    LBU, Inc.
                          Notes to Financial Statements
                                   (unaudited)

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Organization and Significant Accounting Policies

Organization: LBU, Inc. (the "Company"), a Nevada corporation, designs, markets, manufactures and distributes fashionable and functional custom bags, promotional products and houseware accessories for the retail, promotional, original equipment manufacturer and industrial markets.

In February 1995, New Century Media, Ltd., a publicly-held Nevada corporation, entered into a plan of reorganization with LBU, Inc., a Delaware corporation, whereby the shareholders of LBU-Delaware obtained controlling interest in New Century Media, Ltd., through a reverse acquisition. New Century Media, Ltd. changed its name to LBU, Inc. on March 31, 1995.

Inventories:  Inventories are valued at the lower of cost or market.

Fixed Assets: Property and equipment are stated at cost. Furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years. Leasehold improvements are amortized over the term of the lease on a straight-line basis.

Cash and Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held as collateral for certain obligations. As of December 31, 1997 and March 31, 1998, the Company had committed $63,688 of cash, which serves as collateral for the Company's outstanding debt with Summit Bank, and $41,267, which serves as collateral under the Company's financing and factoring arrangements with the CIT Group.

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)

Income taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax reporting methods utilized for depreciation, the amortization of intangible assets, the reserve method for bad debts and the uniform capitalization rules under IRS Code Section 263A for and state net operating loss carryforwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity. Previously, its earnings and losses were included in the personal tax returns of the stockholders and the Company did not record an income tax provision.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders Equity: In August 1995, the Company declared a 20 for 1 reverse stock split on the then issued and outstanding common shares. All outstanding share amounts included in the accompanying financial statements have been retroactively adjusted to reflect the 20 for 1 reverse stock split. The result of this action reduced 24,550,000 shares of pre-split outstanding Common Stock to 1,227,500 shares on a post-split basis.

Note 2 - Accounts Receivable And Factoring Arrangements

The Company entered into a factoring arrangement whereby a factor makes advances to the Company based upon a percentage of certain eligible invoices. In addition, the factor makes advances to the Company based upon its eligible inventory levels. Interest of 2% per annum above the prime rate is charged on outstanding advances. The advances are collateralized by the Company's accounts receivable, inventories and certain other assets. In addition, the Company's President and principal shareholder and his wife, who is also an officer of the Company, have personally guaranteed advances under these agreements. The factor also charges a commission of 1 1/8% on the gross face amount of all amounts factored, subject to a minimum commission per invoice and other service fees.

                                    LBU, Inc
                    Notes to Financial Statements, continued
                                   (unaudited)

The components of accounts receivable at March 31, 1998 and December 31, 1997 are as follows:

                                                          1998           1997
                                                          ----           ----

Accounts receivable assigned to factor, net            $ 178,016      $ 219,396
Non-factored accounts receivable                          17,546         35,357
Allowance for doubtful accounts                          (25,000)       (25,000)
                                                       ---------      ---------
Net accounts receivable                                $ 170,562      $ 229,753

Note 3 - Related Party Transactions

The $700,000 of notes described in (b) and (c) in Note 4 and Note 8 are payable to JPHC, a company whose chairman is a Director and shareholder of the Company.

Note 4 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of March 31, 1998 and December 31, 1997:

                                                          1998            1997
                                                          ----            ----
Note payable to a bank (a)                              $ 94,066        $ 88,990
Promissory notes payable (b)                             410,000         200,000
Convertible notes payable (c)                            300,000         300,000
Capital lease (d)                                          8,653           9,780
                                                        --------        --------
            Total                                        812,719         598,770

Less, current installments                                46,121          36,121
                                                        --------        --------

Notes and capital lease payable,
    Less current installments                           $766,598        $562,649


(a) Principal of $33,333 matures in 1998; $30,557 in 1999. Interest accrues at prime plus 1.5%.
(b) $400,000 of principal matures on January 1, 1999. Interest accrues at 9.12%.
(c) Principal matures on January 1, 1999. Interest accrues at 9.12%. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share.
(d) Lease payments are $3,812 for each year through December 31, 2000. Interest accrues at 12% per annum.

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)

Note 5 - Segment Information

The following sets forth the Company's net sales by segment for the quarter ended March 31, 1998 and 1997 (in 000's):
                                                      1998                 1997
                                                      ----                 ----
Sales:
Retail                                            $  519,618          $  745,061
Promotional Products                                 698,278             345,932
OEM and Industrial                                    98,162              98,390
                                                  ----------          ----------
       Total                                      $1,313,058          $1,189,383

Note 6 - Commitments and Contingencies

In August 1993, LBU-Delaware entered into employment agreements with the President and principal shareholder and his wife, who is an officer of the Company. These agreements provided for payments of approximately $148,999 per year, escalating to approximately $163,000 per year in 1996. The Company's
executive   officers   currently  do  not  have  employment  or  non-competition
agreements.

During March, 1996, Glennyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiff's") filed suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, by and between the Plaintiff's and LBU. As part of the financial service agreement, 300,000 shares of LBU Common Stock ("the Shares") were issued to the Plaintiffs in return for financial and other consulting services, which were to include raising capital. LBU claims such services were not rendered and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated the Shares and subsequently 269,000 shares were returned and canceled by LBU's stock transfer agent.

The Company and its legal counsel believe the action it has taken by invalidating and canceling the Shares is appropriate. The Company has since initiated a counter-suit against the Plaintiffs for breach of contract, fraud, and other causes of action. Discovery in this case is proceeding.

In a related claim on September 12, 1997, Wolverton Securities Ltd. ("Wolverton") filed an action against the Company in U.S. District Court for the District of Nevada. Wolverton Securities, Ltd. seeks to have the Company reissue 170,000 shares of the Common Stock referred to in the preceding paragraphs. Wolverton also seeks specific damages in the amount $405,000 and unspecified punitive damages. The Company filed an answer and third-party complaint against the Plaintiff's and certain of their affiliates in the same court during October 1997.

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)

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

Note 7 - Shareholders Equity

Common Stock

In March 1997, the Company sold 250,000 shares of restricted Common Stock to John P. Holmes and Co., Inc. ("JPHC") for $375,000 in a private placement transaction.

On February 19, 1998, the Company entered into a consulting agreement with JPO, LLC ("JPO"), to provide financial services to the Company. In conjunction with the agreement, the Company granted JPO 10,000 shares of restricted Common Stock and 100,000 stock purchase warrants with an exercise price of $4.00 per share. The warrants have a term of five years and are exercisable from the date of the grant.

Stock Purchase Warrants

In connection with certain financing transactions, during August and September 1997, the Company granted JPHC stock warrants to purchase 10,000 shares of the Company's Common Stock at $5.00 per share and to purchase 40,000 shares at $5.00 per share. The warrants have a term of three years and are exercisable from the date of the grant. During February and March 1998, JPHC loaned the Company an additional $200,000 in the form of promissory notes payable and agreed to defer principal repayments under all of its debt with the Company until January 1, 1999. In connection with these transactions, the Company granted JPHC stock warrants to purchase 100,000 shares at $4.25 per share. The warrants have a term of two years and are exercisable from the date of the grant.

                                    LBU, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Forward Looking Statements and Associated Risks

This Annual Report on Form 10-QSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the Company's products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, among them, the availability and terms of additional financing; changes which could affect customer payment practices or customer spending; industry trends; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; dependence on foreign manufacturing; the outcome of litigation to which the Company is a party and the seasonal nature of the business as detailed elsewhere in this Quarterly Report on Form 10-QSB, the Company's Annual Report on Form 10-KSB and from time to time in the Company's filings with the Securities and Exchange Commission. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, including those set forth above, which could cause actual results to differ materially from those, described in the forward-looking statements.

The following is a discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1998 as compared to the same period in the previous year. This discussion should be read in conjunction with the Financial Statements of the Company and related Notes included elsewhere in this Form 10-QSB.

Results of Operations

Three months ended March 31, 1998 versus three months ended March 31, 1997

The Company's net sales increased by $138,175 or 11.3% from $ 1,189,382 for the three months ended March 31, 1997 to $ 1,313,057 for the three months ended March 31, 1998 due, primarily, to internal growth in the Company's Prtomotional Industry segment, which increased sales by $ 352,886 or 102% from $ 345,932 for the three months ended March 31, 1997 to $ 698,278 for the three months ended March 31, 1998.

                                    LBU, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations, continued

Costs of goods sold increased by $ 139,859 from $ 747,079 or 62% of net sales for the three months ended March 31, 1997 to $ 886,939 or 67% of net sales for the three months ended March 31, 1998. This increase is primarily attributable to an increase in the costs of materials consumed in production. Manufacturing labor and subcontractor costs, which include sewing, cutting, printing, packaging and shipping also increased during the three months ended March 31, 1998.

As a result of the foregoing, gross profit decreased by $ 16,184 from $ 442,303 for the three months ended March 31, 1997 to $ 426,119 for the three months ended March 31, 1998.

Shipping and selling costs increased by $ 34,525 from $145,806 or 12 % of net sales for the three months ended March 31, 1997 to $ 180,331 or 14% of net sales for the three months ended March 31, 1998. This increase is primarily attributable to advertising and travel expenses, which increased during the three months ended March 31, 1998.

General and administrative expenses increased by $ 71,944 from $ 217,230 or 18% for the three months ended March 31, 1997 to $ 289,174 or 22% for the three months ended March 31, 1998. This increase relates primarily to an increase in professional fees incurred in connection with litigation to which the Company is party. Office salaries and expenses, which comprise the majority of this line item, also increased during the three months ended March 31, 1998.

Factor fees and interest increased by $ 17,962 from $ 31,357 or 2% of sales for the three months ended March 31, 1997 to $ 49,319 or 3% of sales for the three months ended March 31, 1998. This increase is the result of interest on higher advance amounts, factor fees and wire transfer expenses in connection with the Company's increased sales levels.

As a result of the foregoing, total operating expenses increased by $ 124,431 from $ 394,393 or 33% for the three months ended March 31, 1997 to $ 518,824 or 39% for the three months ended March 31, 1998.

                                    LBU, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations, continued

Liquidity and Capital Resources

The Company's cash position as of March 31, 1998 and December 31, 1997 was $(38,505) and $ 202,204, respectively, of which $ 105,955 was restricted and not available for general corporate purposes. Net cash used in operating activities for the three months ended March 31,1998 and 1997 was $ (323,622) and $ (223,337), respectively, representing a decrease of $ 100,285 in 1998. The decrease was primarily due to the operating loss incurred by the Company, an increase in inventory levels and reductions in accounts payable and accrued liabilities. The increase in inventory relates primarily to raw materials. The reduction in accounts payable relates primarily to the satisfaction of obligations relating to the fourth quarter of 1998 when the Company operated at significantly higher production levels.

During the three months ended March 31, 1998, cash used in investing  activities
totaled  $25,081,   which  consists   primarily  of  capital   expenditures  for
manufacturing equipment in the Company's Carlstadt facility.

During the three months ended March 31, 1998, net cash generated by financing activities totaled $213,949 which includes $210,000 of proceeds from borrowings during the quarter.

Currently, LBU's primary source of financing is the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.25% factor charge on its invoices for the guarantee of payment on eligible receivables which CIT then collects from the Company's customers. During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of May 14, 1998, approximately $200,000 had been advanced to the Company under this arrangement. The Company pays 2% above the prime-lending rate on borrowings up to 85% of an invoice amount and on inventory advances. These facilities are secured by the Company's accounts receivable and inventory and certain other assets and by the personal guarantees of the Company's current executive officers.

During 1997, the Company received an equity investment in the amount of $375,000 from a sale of Common Stock to JPHC and $500,000 in debt financing, $300,000 of which is convertible into Common Stock of the Company, from the same entity. During the first quarter of 1998, JPHC provided the Company with and additional $200,000 of debt financing. The proceeds of these financings were used by the Company primarily to fund its working capital needs during 1997 and 1998. On March 31, 1998, the Company had total indebtedness of approximately $800,000, substantially all of which is in the form of promissory notes payable to JPHC (the "Notes").

                                    LBU, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations, continued

The Notes were due on April 1, 1998, however, JPHC agreed not to require repayment before January 1, 1999. The Company's will attempt to negotiate a restructuring of the Notes which would include a further extension of the due dates of the Notes during 1998. However, there can be no assurances that such negotiations will be successful. In the event that due dates of the Notes are not deferred beyond January 1, 1999 and the Company is unable to obtain alternative financing, the Company does not believe that it can repay the Notes at that time, which would have a material adverse effect on the Company's business.

During 1997 and for the three months ended March 31, 1998, the Company's net loss and changes in its working capital utilized approximately $712,000 and $324,000 in working capital, respectively. The Company's ability to satisfy its financial obligations under outstanding indebtedness will depend on its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. Although the Company currently believes that its cash flow during 1998 will be sufficient to meet the Company's working capital and capital expenditure requirements, debt service (on borrowings other than the Notes) and interest on the Notes, there can be no assurances that this will be the case or that JPHC will agree to restructure the Notes or allow additional deferrals of the due dates of all or a portion of the Notes.

The Company generated an operating loss in 1997 and for the three months ended March 31, 1998 and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1997 operating loss relates to a single order which was shipped during the fourth quarter and that declines in gross margins since 1994 relate primarily to
(i) costs associated with the expansion of the Company's business and product lines and (ii) competition, which impacts the Company's ability to maintain its gross margins on its products. There can be no assurances that the Company will be able to operate profitably, improve gross margins or cash flows or increase liquidity during 1998 and beyond. In the event that the Company is unsuccessful in its efforts to raise additional capital or cannot operate profitably on a sustained basis, it may be required to significantly alter its strategy and implement cost reduction or other cash flow enhancement programs.

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

                                    LBU, Inc.
   Management's Discussion and Analysis of Financial Condition and Results of
                             Operations, continued

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

                           PART II. Other Information

Item 1.  Legal Proceedings

During March, 1996, Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiff's") filed suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, by and between the Plaintiff's and LBU.

As part of the financial service agreement, 300,000 shares of LBU Common Stock ("the Shares") were issued to the Plaintiff's in return for financial and other consulting services, which were to include raising capital. LBU claims such services were not rendered and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated the Shares and subsequently 269,000 shares were returned and canceled by LBU's stock transfer agent.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit No. Description

      2.1 Plan of Reorganization dated February 17, 1995 by and between New Century Media, Ltd. a Nevada Corporation., and LBU, Inc. a Delaware Corporation.*
      3.1   Articles of Incorporation of LBU, Inc. dated September 2, 1994. #
      3.2   By-laws of LBU, Inc. dated October 4, 1994. #
      4.1   Form of two-year stock purchase warrant.**
      4.2   Form of Three-year stock purchase warrant.**
      10.1 Factoring Agreement dated October 25, 1993 by and between LBU, Inc. (Delaware) and The CIT Group/Commercial Services Inc.+
      10.2 Guaranty dated October 25, 1993 by and between CIT and Jeffrey and Isel Mayer, individually, relating to the above Factoring Agreement.+
      10.3 Inventory Security Agreement dated January 4, 1995 by and between LBU, Inc. and The CIT Group/Commercial Services, Inc.+
      10.4 Lease agreement dated April 1, 1995 by and between Albert Frassetto Enterprises, a sole proprietorship, and Bags of Carlstadt, Inc. +
      10.5 Subscription Agreement dated March 27, 1997 by and between JPHC and the Registrant.+
      10.6 Promissory note dated August 21, 1997, as amended on February 21, 1998, by and between the Registrant and JPHC.+
      10.7 Promissory note dated September 19, 1997, as amended on November 21, 1997 and February 21, 1998, by and between the Registrant and JPHC.+
      10.8 Consulting agreement dated February 19, 1998 by and between JPO, LLC and the Registrant. +
      21.1  List of Subsidiaries
            Subsidiary                State of Incorporation
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

      # Filed as an Exhibit to the New Century Media, Ltd. Form 10-Q for the quarter ended September 30, 1994 dated November 8, 1994.

      +     Filed as an Exhibit to the Company's Form 10-KSB for the year ended
            December 31, 1997.
      **    Filed herewith

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 1998

                                    LBU, INC.

                                    By: /s/ Jeffrey Mayer
                                    ----------------------
                                    Jeffrey Mayer
                                    Chairman of the Board
                                    Chief Executive Officer, President
                                    (principal executive officer)
                                    Director

                                    /s/ Isel Pineda-Mayer
                                    -----------------------
                                    Isel Pineda-Mayer
                                    Treasurer, Secretary
                                    (principal financial and
                                     accounting officer)
                                     Director