Form 10QSB
period 1998-06-30
LBU INC
filed 1998-09-04
CIK 39743

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended JUNE 30, 1998
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of June 30, 1998, the Registrant had an aggregate of 1,543,997 shares of its Common Stock outstanding.

                                   LBU, INC.
                              INDEX TO FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1998

PART I                                         PAGE NO.

       Balance Sheet                             3-4
       Statements of Operations-Six months       5
       Statements of Cash Flows-Six months       6
       Notes to Financial Statements             7-11
       Management's Discussion and Analysis      12-16


Part II

    Item 1.  Legal Proceedings                   17
    Item 6.  Exhibits and Reports on Form 8-K    18-19


SIGNATURES                                       20


                                   LBU, INC.
                                 BALANCE SHEETS

                                                             June 30,    December 31,
                                                               1998         1997
                                                            (unaudited)   (audited)
                                                           ------------   ---------
     ASSETS
Current assets:
  Cash and cash equivalents                                      9,600   $   96,249
  Restricted cash                                           $  105,955      105,955
  Accounts receivable (net of allowance for
     bad debts of $25,000)                                     235,983      229,753
  Inventory                                                  1,770,713    1,528,318
  Deferred tax asset                                           132,953       55,516
  Other current assets                                         285,029      292,546
                                                            ----------  -----------
    Total current assets                                     2,540,233    2,308,337

Noncurrent assets:
  Fixed assets, net                                            298,612      289,177
  Other assets                                                 118,267       65,219
                                                            ----------  -----------

       Total assets                                         $2,957,112   $2,662,733
                                                            ==========  ===========

         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Account payable                                            1,049,735   $1,076,968
  Accrued expenses                                             119,321      207,233
  Customer advances                                            133,270       31,180
  Accrued taxes                                                 17,255       17,255
  Lease payable - current                                        2,788        2,788
  Convertible note payable                                     300,000            -
  Note payable - current                                       811,443       33,333
                                                            ----------  -----------
     Total current liabilities                               2,433,812    1,368,757
                                                            ----------  -----------

Long-term liabilities:
  Lease payable                                                  4,844        6,992
  Notes payable                                                      -      255,657
  Convertible note payable                                           -      300,000
  Deferred tax liability.                                        8,793        8,793
                                                            ----------  -----------
     Total long-term liabilities                                13,637      571,442
                                                            ----------  -----------

         Total liabilities                                   2,447,449    1,940,199
                                                            ----------  -----------

   The accompanying notes are an integral part of these financial statements

                                   LBU, INC.
                           BALANCE SHEETS, CONTINUED

                                                    June 30,    December 31,
                                                      1998         1997
                                                   (unaudited)   (audited)
                                                   -----------  ------------

Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
1,543,977 and 1,338,977 issued
and outstanding, respectively                           1,544         1,339
Additional paid in capital                          1,148,378     1,102,208
Retained earnings (deficit)                          (640,259)     (381,013)
                                                   ----------    ----------
  Total stockholders' equity                          509,663       722,534
                                                   ----------    ----------

    Total liabilities and stockholder's equity     $2,947,512    $2,662,733
                                                   ==========    ==========




   The accompanying notes are an integral part of these financial statements

                                   LBU, INC.
                            STAEMENTS OF OPERATIONS
                                  (unaudited)

                                        Six months ended    Six months ended
                                         June 30, 1998       June 30, 1997
                                         -------------       -------------
Net sales                                   $2,645,966          $3,000,406
Costs of goods sold                          1,808,818           1,884,334
                                            ----------          ----------

    Gross profit                               837,148           1,116,072
                                            ----------          ----------

   Operating expenses:
Shipping and selling                           316,115             321,512
General and administrative expense             747,952             425,515
Factor fees and interest                       107,869              75,830
                                            ----------          ----------
  Total operating expenses                   1,171,936             822,857
                                            ----------          ----------

     Operating (loss) income                  (334,788)            293,215

  Other income:
Interest                                         1,514               4,953
Sale of Fixed Assets                             1,134
Rent                                                                12,000
                                            ----------          ----------

  Total other income                             2,648              16,953
                                            ----------          ----------

Income (loss) before income taxes             (332,140)            310,168

Income tax provision                            72,894            (135,513)
                                            ----------          ----------

Net (loss) income                           $ (259,246)         $  174,655
                                            ==========          ==========

Net (loss) income per share-Basic           $     (.17)         $     0.13

Net (loss) income per share-Fully diluted   $     (.17)         $     0.13



   The accompanying notes are an integral part of these financial statements

                                   LBU, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                       Six            Six
                                                    months ended  months ended
                                                    June 30, 1998 June 30, 1997
                                                   -------------- -------------

  Cash flow from operating activities:
Net income (loss)                                    $(259,247)      $ 174,655
                                                     ---------       ---------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                           21,297           9,465
  (Increase) decrease in
Accounts receivable                                     (6,230)       (425,116)
Inventories                                           (242,394)       (100,410)
Other assets                                          (124,124)        (77,628)
  Increase (decrease) in
Accounts payable                                      (111,190)         65,773
Accrued expenses                                       (87,912)        (64,754)
Other liabilities                                      102,090          41,385
                                                     ---------       ---------
  Total adjustments                                   (448,463)       (551,285)
                                                     ---------       ---------
   Net cash used by operating activities              (707,710)       (376,630)
                                                     ---------       ---------

   Cash flow from investing activities:
Capital expenditures                                   (29,579)        (39,835)
                                                     ---------       ---------
  Net cash used by investing activities                (29,579)        (39,835)
                                                     ---------       ---------

   Cash flow from financing activities:
Repayment of loans                                     (27,695)        (24,076)
Sales of common stock                                   46,375         375,000
Proceeds from borrowings                               548,000               -
                                                     ---------       ---------
  Net cash provided by financing activities            566,680         350,924
                                                     ---------       ---------

  Net (decrease) increase in cash                     (170,609)        (65,541)
Cash at beginning of period                            202,204         185,508
                                                     ---------       ---------
Cash at end of period                                $  31,595       $ 119,967
                                                     =========       =========

Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                          $  14,119       $  75,831
   Income taxes                                      $   4,543       $     633
Non-cash financing transactions:
   Issuance of  Common Stock for consulting          $  21,375       $       -

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

The operating results for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 1  Organization and Significant Accounting Policies
--------------------------------------------------------

Organization:  LBU, Inc. (the "Company"), a Nevada corporation, designs,
-------------
markets, manufactures and distributes fashionable and functional custom bags, promotional products and houseware accessories for the retail, promotional, original equipment manufacturer and industrial markets.

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

Inventories:  Inventories are valued at the lower of cost or market.
------------

Fixed Assets: Property and equipment are stated at cost. Furniture, fixtures and
-------------
equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years. Leasehold improvements are amortized over the term of the lease on a straight-line basis.

Cash and Cash Equivalents:  For purposes of the statements of cash flows, the
--------------------------
Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held as collateral for certain obligations. As of December 31, 1997 and June 30, 1998, the Company had committed $63,688 of cash, which serves as collateral for the Company's outstanding debt with Summit Bank, and $42,267, which serves as collateral under the Company's financing and factoring arrangements with the CIT Group.

                                   LBU, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (unaudited)

Income taxes:  Income taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax reporting methods utilized for depreciation, the amortization of intangible assets, the reserve method for bad debts and the uniform capitalization rules under IRS Code Section 263A for and state net operating loss carryforwards. Deferred taxes represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity. Previously, its earnings and losses were included in the personal tax returns of the stockholders and the Company did not record an income tax provision.

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

Note 2  Accounts Receivable and Factoring Arrangements
------------------------------------------------------

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

                                   LBU, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (unaudited)

The components of accounts receivable at June 30, 1998 and December 31, 1997 are as follows:

                                                  1998        1997
                                               ----------  -----------
Accounts receivable assigned to factor, net     $225,168     $219,396
Non-factored accounts receivable                  35,815       35,357
Allowance for doubtful accounts                  (25,000)     (25,000)
                                                --------     --------

Net accounts receivable                         $235,983     $229,753
                                                ========     ========

Note 3  Related Party Transactions
----------------------------------

Of the notes described in (c) and (d) in Note 4 and Note 8, $700,000 is payable to JPHC, a company whose chairman is a Director and shareholder of the Company.

Note 4  Notes and Capital Lease  Payable
----------------------------------------

Notes and capital lease payable consist of the following as of June 30, 1998 and December 31, 1997:

                                                             1998       1997
                                                       ----------   --------
Note payable to a bank (a)                             $   86,443   $ 88,990
Credit Line from Factor(b)                                200,000          -
Promissory notes payable (c)                              525,000    200,000
Convertible notes payable (d)                             300,000    300,000
Capital lease (e)                                           7,632      9,780
                                                       ----------   --------
            Total                                       1,119,075    598,770

Less, current installments                              1,083,674     36,121
                                                       ----------   --------

Notes and capital lease payable,
    Less current installments                          $   35,401   $562,649
                                                       ==========   ========

(a) Principal of $33,333 matures in 1998; $30,557 in 1999. Interest accrues at prime plus 1.5%.
(b) Credit Line from Factor against inventory. Interest paid monthly at 2% per annum.
(c) $400,000 of principal matures on January 1, 1999. Interest accrues at 9.12%. $125,000 of principal matures at December 31, 1998 at 5% per annum.
(d) Principal matures on January 1, 1999. Interest accrues at 9.12%. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share.
(e) Lease payments are $3,812 for each year through December 31, 2000. Interest accrues at 12% per annum.

                                   LBU, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (unaudited)


Note 5  Segment Information
---------------------------

The following sets forth the Company's net sales by segment for the six months ended June 30, 1998 and 1997 (in 000's):

                                         1998         1997
                                      -----------  -----------
Sales:
    Retail                             $1,013,938   $1,860,252
    Promotional Products               $1,402,362   $  870,118
    OEM and Industrial                 $  229,696   $  270,036
                                        ---------    ---------

           Total                       $2,645,996   $3,000,406
                                        =========    =========

Note 6  Legal Proceedings & Issues
------------------------------------

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

In a related claim on September 12, 1997, Wolverton Securities Ltd. ("Wolverton") filed an action against the Company in U.S. District Court for the District of Nevada. Wolverton Securities, Ltd. seeks to have the Company reissue approximately 140,000 shares of the common stock referred to in the preceding paragraphs. Wolverton also seeks specific damages in the amount $405,000 and unspecified punitive damages. The Company filed an answer and third-party complaint against the Plaintiff's and certain of their affiliates in the same court during October 1997.

                                   LBU, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                  (unaudited)

Note 6  Legal Proceedings & Issues - (continued)
------------------------------------------------

Discovery in connection with the Wolverton litigation is proceeding. As of August 13, 1998, the Company is considering a settlement offer from Wolverton in the amount of 140,000 shares of common stock and $30,000 in cash. Management and its attorneys are evaluating the outcome and its affects on the Company.
The Company has not made any provisions for settlement in its financial statements. The Company will continue to vigorously pursue its counter suit and defend itself in these and all other matters.

The Company is involved in litigation from time to time which is incidental to the conduct of its business.

Note 7  Shareholders Equity
---------------------------

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

                                   LBU, Inc.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Note 8. - Forward Looking Statements and Associated Risks
---------------------------------------------------------

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

Note 9. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1998 as compared to the same periods in the previous year. This discussion should be read in conjunction with the Financial Statements of the Company and related Notes included elsewhere in this Form 10-QSB.

Operational Background

Due to the sales growth experienced through 1997 the Company needed to address additional capacity needs. Management entered in to an outsourcing arrangement with an established manufacturing company in the Dominican Republic. The result of this action gives the company access to increased capacity with lower production costs while maintaining the highest quality standards. Management believes this leaves the company well positioned to market its quick turn around U.S. based manufacturing program, (Quickpro), while allowing the company to take advantage of lower production costs in the Dominican Republic on orders with longer lead times.

                                   LBU, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

Throughout 1998 the percentage of manufacturing outsourced to the Dominican Republic increased. During this transition period, the company experienced some disruptions in the established work flow due to start-up problems with raw material allocations and scheduling conflicts encountered while distributing work between the two facilities. These disruptions had a negative impact on productivity and profit margins. Beginning in the second quarter the company took steps to restore its operational efficiencies by implementing new processes and new internal controls.

Results of Operations

Six months ended June 30,1998 versus the six months ended June 30, 1997

The Company's net sales decreased by $ 354,440 or 11.8% from $ 3,000,406 for the six months ended June 30, 1997 to $ 2,645,966 and six months ended June 30, 1998. This decrease was primarily due to lost sales in the company's retail division. Several clients were lost due to unforeseen consolidations within the retail market. Additionally, the company was operating without a retail sales manager from December 1997 through June 1998. In July 1998, this position was filled. Presently, the company is expanding it's sales force by utilizing independent, commission only, sales representatives through out the United States. Several of which have already been hired.

As a result of the foregoing, gross profit decreased by $278,9224 from $1,116,072 for the six months ended June 30, 1997 to $ 837,148 for the six months ended June 30, 1998.

Costs of goods sold decreased by $ 75,516 from $1,884,334 (or 63% of net sales) to $1,808,818 (or 68% of net sales) for the six months ended June 30, 1998. These decreases are attributable to the corresponding decrease in sales.

General and administrative expenses increased by $322,437 from $425,515 six months ended June 30, 1997 to $ 747,952 for the six months ended June 30, 1998. This increase is primarily attributable to legal fees incurred in connection with the law suit discussed under Note-6 of this document and incremental startup costs incurred as a result of expanding operations into the Dominican Republic.

Factor fees and interest expenses increased by $32,038 from $75,831 for the six months ended June 30, 1997 to $107,869 for the six months ended June 30, 1998. This increase is primarily attributable to an increase in notes payable.

As a result of the foregoing, total operating expenses increased by $349,078 from $822,858 for the six months ended June 30, 1997 to $ 1,171,936 for the six months ended June 30, 1998.

                                   LBU, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position as of June 30, 1998 and December 31, 1997 was
$ 31,595 and $ 202,204, respectively, of which $ 105,955 was restricted and not available for general corporate purposes. Net cash used in operating activities for the six months ended June 30, 1998 and 1997 was $(707,710) and $(376,630), respectively, representing a increase of $331,080 in 1998. The increase in cash used was primarily due to a build up in inventory needed for the Dominican Republic, and the increase in general and administrative expenses that were incurred during the period.

During the six months ended June 30, 1998, cash used in investing activities totaled $29,579, which consists of factory and office equipment.

During the six months ended June 30, 1998, net cash generated by financing activities totaled $566,680, which consists of short-term borrowings, additional paid in capital and the sale of common stock..

Currently, LBU's primary source of financing is the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.25% factor charge on its invoices for the guarantee of payment on eligible receivables, which CIT then collects from the Company's customers. During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of May 14, 1998, approximately $200,000 had been advanced to the Company under this arrangement. The Company pays 2% above the prime-lending rate on borrowings up to 85% of an invoice amount and on inventory advances. These facilities are secured by the Company's accounts receivable, inventory, and certain other assets and by the personal guarantees of the Company's current executive officers.

During 1997, the Company received an equity investment in the amount of $375,000 from a sale of Common Stock to JPHC and $500,000 in debt financing, $300,000 of which is convertible into Common Stock of the Company, from the same entity. During the first quarter of 1998, JPHC provided the Company with and additional $200,000 of debt financing. The proceeds of these financings were used by the Company primarily to fund its working capital needs during 1997 and 1998. On June 30, 1998, the Company had total indebtedness of approximately $1,114,231; substantially all of which is in the form of promissory notes payable to JPHC (the "Notes").

                                   LBU, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS, CONTINUED

The Notes were due on April 1, 1998, however, JPHC agreed not to require repayment before January 1, 1999. The Company will attempt to negotiate a restructuring of the Notes that would include a further extension of the due dates of the Notes during 1998. However, there can be no assurances that such negotiations will be successful. In the event that due dates of the Notes are not deferred beyond January 1, 1999 and the Company is unable to obtain alternative financing, the Company does not believe that it can repay the Notes at that time, which would have a material adverse effect on the Company's business.

During 1997 and [for the 6 months ended June 30, 1998], the Company's net loss and changes in its working capital utilized approximately $712,000 and $707,710 in working capital, respectively. The Company's ability to satisfy its financial obligations under outstanding indebtedness will depend on its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and other factors, many of which are beyond the Company's control. Although the Company currently believes that its cash flow during 1998 will be sufficient to meet the Company's working capital and capital expenditure requirements, debt service (on borrowings other than the Notes) and interest on the Notes, there can be no assurances that this will be the case or that JPHC will agree to restructure the Notes or allow additional deferrals of the due dates of all or a portion of the Notes.

The Company generated an operating loss in 1997 and [for the 6 months ended June 30, 1998] and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1997 operating loss relates to a single order which was shipped during the fourth quarter and that declines in gross margins since 1994 relate primarily to (i) costs associated with the expansion of the Company's business and product lines and (ii) competition, which impacts the Company's ability to maintain its gross margins on its products. There can be no assurances that the Company will be able to operate profitably, improve gross margins or cash flows or increase liquidity during 1998 and beyond. In the event that the Company is unsuccessful in its efforts to raise additional capital or cannot operate profitably on a sustained basis, it may be required to significantly alter its strategy and implement cost reduction or other cash flow enhancement programs.

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

Inflation

Inflation affects the cost of goods and services used by the Company. The competitive environment somewhat limits the ability of the Company to recover higher costs by raising prices, although the Company does selectively increase prices for certain products. Moreover, the Company's products are sold to distributors based on catalog and product sheet prices, which are published annually. As such, the Company generally is not able to raise prices until a new catalog is published. The Company attempts to mitigate the adverse effects of future inflation through selective price increases, improved productivity and cost containment efforts.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No.      Description
      -----------      -----------
      2.1              Plan of Reorganization dated February 17, 1995
                       by and between New Century Media, Ltd. a Nevada Corporation.
                       and LBU, Inc. a Delaware Corporation.*
      3.1              Articles of Incorporation of  LBU, Inc. dated September 2,
                       1994. #
      3.2              By-laws of LBU, Inc. dated October 4, 1994. #
      3.3              Form of two-year stock purchase warrant.**
      3.4              Form of Three-year stock purchase warrant.**
      10.1             Factoring Agreement dated October 25, 1993 by and
                       between LBU, Inc. (Delaware) and The CIT
                       Group/Commercial Services Inc.+
      10.2             Guaranty dated October 25, 1993 by and between CIT and
                       Jeffrey and Isel Mayer, individually, relating to the above
                       Factoring Agreement.+
      10.3             Inventory Security Agreement dated January 4, 1995 by
                       and between LBU, Inc. and The CIT Group/Commercial
                       Services, Inc.+
      10.4             Lease agreement dated April 1, 1995 by and between Albert
                       Frassetto Enterprises, a sole proprietorship, and Bags of
                       Carlstadt, Inc. +
      10.5             Subscription Agreement dated March 27, 1997 by and
                       between JPHC and the Registrant.+
      10.6             Promissory note dated August 21, 1997, as amended on
                       February 21, 1998, by and between the Registrant and
                       JPHC.+
      10.7             Promissory note dated September 19, 1997, as amended on
                       November 21, 1997 and February 21, 1998, by and
                       between the Registrant and JPHC.+
      10.8             Consulting agreement dated February 19, 1998 by and
                       between JPO, LLC and the Registrant. +
      21.1             List of Subsidiaries
                       Subsidiary      State of Incorporation
                       ----------      ----------------------
                       LBU, Inc.      Delaware
                       Bags of Carlstadt, Inc.    New Jersey
      27.1             Financial Data Schedule.

      * Filed as an Exhibit to the New Century Media, Ltd. (a predecessor of the Registrant) Form 10-K/A for the year ended December 31, 1994 dated March 10, 1995.

     # Filed as an Exhibit to the New Century Media, Ltd. Form 10-Q for the quarter ended September 30, 1994 dated November 8, 1994.
     + Filed as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.
     ** Filed as an Exhibit to the Company's Form 10-QSB for the quarter ended
        March 31, 1998.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August 15, 1998


                                   LBU, INC.

                              By: /s/ Jeffrey Mayer
                            -----------------------
                               JEFFREY MAYER
                              Chairman of the Board
                              Chief Executive Officer, President



                                /s/ Isel Pineda-Mayer
                             ------------------------
                                  Isel Pineda-Mayer
                                Treasurer, Secretary