Form 10QSB
period 1998-09-30
LBU INC
filed 1998-11-16
CIK 39743

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

================================================================================

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                         Commission File Number: 2-41015
================================================================================

                                    LBU, Inc.
             (Exact Name of Registrant as specified in its charter)

================================================================================

Nevada                                                                62-1203301
(Jurisdiction of incorporation)              I.R.S  Employer Identification No.)

310 Paterson Plank Road, Carlstadt, N.J.                                   07072
   (Address of executive offices)                                     (Zip code)

Registrant's telephone number, including area code:              (201) 933-2800

Securities registered pursuant to Section 12 (b) of the Act:            None

Securities registered pursuant to Section 12 (g) of the Act:            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of September 30, 1998, the Registrant had an aggregate of 1,543,997 shares of its Common Stock outstanding.

                                    LBU, Inc.
                              Index to Form 10-QSB
                        Quarter ended September 30, 1998


                                                                     Page No
Part I

         Balance Sheet                                                 3-4
         Statements of Operations-Nine months                          5
         Notes to Financial Statements                                 6-11

Part II

      Item 6.  Exhibits and Reports on Form 8-K                        12-13

Signatures                                                             14

                                    LBU, Inc.
                                 Balance Sheets


                                                                September 30,                   December 31,
                                                                     1998                          1997
                                                                 (unaudited)                      (audited)
                                                            -----------------             ------------------
       ASSETS
Current assets:
  Cash and cash equivalents                                 $       66,608                  $      96,249
  Restricted cash                                                  112,522                        105,955
  Accounts receivable (net of allowance for
     bad debts of  $25,000)                                        173,057                        229,753
  Inventory                                                      1,168,067                      1,528,318
  Deferred tax asset                                               233,747                         55,516
  Other current assets                                             360,599                        292,546

    Total current assets                                         2,114,600                      2,308,337
                                                            --------------                ---------------
Noncurrent assets:
  Fixed assets, net                                                289,498                        289,177
  Other assets                                                     116,316                         65,219
                                                            --------------                ---------------

       Total assets                                         $    2,520,414                  $   2,662,733
                                                            ==============                ===============

         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Account payable                                           $    1,064,392                  $   1,076,968
  Accrued expenses                                                 190,118                        207,233
  Customer advances                                                 50,896                         31,180
  Accrued taxes                                                     17,255                         17,255
  Lease payable - current                                            2,788                          2,788
  Convertible note payable                                         300,000                              0
Note payable - current                                             663,333                         33,333
                                                            --------------                ---------------
     Total current liabilities                                   2,288,782                      1,368,757
                                                            --------------                ---------------

Long-term liabilities:
  Lease payable                                                      4,511                          6,992
  Notes payable                                                     46,105                        255,657
 Convertible note payable                                                0                        300,000
  Deferred tax liability.                                            8,793                          8,793
                                                            --------------                ---------------
     Total long-term liabilities                                    59,409                        571,442
                                                            --------------                ---------------

         Total liabilities                                       2,348,191                      1,940,199
                                                            --------------                ---------------


   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                            Balance Sheets, continued


                                                              September 30,          December 31,
                                                                  1998                  1997
                                                               (unaudited)            (audited)
                                                               -----------          ------------
Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
1,543,977 and 1,338,977 issued
and outstanding, respectively                                      1,544                  1,339
Additional paid in capital                                     1,148,378              1,102,208
Retained earnings (deficit)                                     (977,699)              (381,013)
                                                              ----------            ------------
  Total stockholders' equity                                     172,223                722,534
                                                              ----------            -----------

    Total liabilities and stockholder's equity               $ 2,520,414           $  2,662,733
                                                             ===========           ============

   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                             Staements of Operations
                                   (unaudited)

                                               Nine Months Ended         Nine Months End
                                               September 30, 1998        September 30, 1997
                                               ------------------        ------------------
Net sales                                           $ 4,413,381            $ 4,322,904
Costs of goods sold                                   3,541,467              2,841,632
                                               ------------------        ------------------

    Gross profit                                        871,914              1,481,272
                                               ------------------        ------------------

           Operating expenses:
Shipping and selling                                    482,573                517,303
General and administrative expense                    1,025,566                679,321
Factor fees and interest                                130,685                122,448
                                               ------------------        ------------------
  Total operating expenses                            1,638,824              1,319,072
                                               ------------------        ------------------

     Operating (loss) income                           (766,910)               162,200

  Other income:
Interest                                                  2,401                  6,186
Sale of Fixed Assets                                      1,134                      0
Forfeited Deposits                                       (7,000)                     0
Rental Income                                                 0                 12,000
                                               ------------------        ------------------

  Total other income                                     (3,465)                18,186
                                               ------------------        ------------------

Income (loss) before income taxes                      (770,375)               180,386

Income tax provision                                    173,688                (11,053)
                                               ------------------        ------------------

Net (loss) income                              $       (596,687)           $   169,333
                                               ==================        ==================

Net (loss) income per share-Basic              $           (.38)           $      0.13

Net (loss) income per
share-Fully diluted                            $           (.38)           $      0.13

   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                          Notes to Financial Statements
                                   (unaudited)

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position and results of operations at the dates and for the periods presented.

The operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Organization and Significant Accounting Policies
---------------------------------------------------------

Organization: LBU, Inc. (the "Company"), a Nevada corporation, designs, markets,
------------
manufactures and distributes fashionable and functional custom bags, promotional products and houseware accessories for the retail, promotional, original equipment manufacturer and industrial markets.

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

Inventories:  Inventories are valued at the lower of cost or market.
-----------

Fixed Assets: Property and equipment are stated at cost. Furniture, fixtures and
------------
equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years. Leasehold improvements are amortized over the term of the lease on a straight-line basis.

Cash and Cash Equivalents: The Company considers all highly liquid debt
-------------------------
instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held as collateral for certain obligations. As of December 31, 1997 and September 30, 1998, the Company had committed $63,688 and $64,652 of cash, which serves as collateral for the Company's outstanding debt with Summit Bank, and $42,267 and $47,870, which serves as collateral under the Company's financing and factoring arrangements with the CIT Group.

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

Note 2 - Accounts Receivable and Factoring Arrangements
-------------------------------------------------------

The Company entered into a factoring arrangement whereby a factor makes advances to the Company based upon a percentage of certain eligible invoices. In addition, the factor makes advances to the Company based upon its eligible inventory levels. During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of May 14, 1998, approximately $200,000 had been advanced to the Company under this arrangement. Interest of 2% per annum above the prime rate is charged on outstanding advances. The advances are collateralized by the Company's accounts receivable, inventories and certain other assets. In addition, the Company's President and principal shareholder and his wife, who is also an officer of the Company, have personally guaranteed advances under these agreements. The factor also charges a commission of 1 1/4% on the gross face amount of all amounts factored, subject to a minimum commission per invoice and other service fees.

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)

The components of accounts receivable at September 30, 1998 and December 31, 1997 are as follows:


                                                  1998        1997
                                                  ----        ----

Accounts receivable assigned to factor, net   $ 173,819    $ 219,396
Non-factored accounts receivable                 24,238       35,357
Allowance for doubtful accounts                 (25,000)     (25,000)
                                              ---------    ---------

Net accounts receivable                       $ 173,057    $ 229,753
                                              =========    =========

Note 3 - Related Party Transactions
-----------------------------------

Of the notes described in (c) and (d) in Note 4 and Note 8, $700,000 is payable to JPHC, a company whose chairman is a Director and shareholder of the Company.

Note 4 - Notes and Capital Lease  Payable
-----------------------------------------

Notes and capital lease payable consist of the following as of September 30, 1998 and December 31, 1997:

                                                  1998        1997
                                                  ----        ----

Note payable to a bank (a)                   $   79,438   $   88,990
Credit Line from Factor(b)                      200,000            -
Promissory notes payable (c)                    430,000      200,000
Convertible notes payable (d)                   300,000      300,000
Capital lease (e)                                 7,299        9,780
                                             ----------   ----------
            Total                             1,016,737      598,770

Less, current installments                      966,121       36,121
                                             ----------   ----------

Notes and capital lease payable,
    Less current installments                 $  50,616   $  562,649
                                             ==========   ==========

(a) Principal of $33,333 matures in 1998; $30,557 in 1999. Interest accrues at prime plus 1.5%.
(b) Credit Line from Factor against inventory. Interest paid monthly at 2% per annum.
(c) $400,000 of principal matures on January 1, 1999. Interest accrues at 9.12%. $30,000 of principal matures at December 31, 1998 at 5% per annum.
(d) Principal matures on January 1, 1999. Interest accrues at 9.12%. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share.
(e) Lease payments are $3,812 for each year through December 31, 2000. Interest accrues at 12% per annum.

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)


Note 5 - Segment Information
----------------------------

The following sets forth the Company's net sales by segment for the nine months ended September 30, 1998 and 1997 :

                                             1998            1997
                                             ----            ----
Sales:
   Retail                                 $1,677,085     $2,680,200
   Promotional Products                   $2,383,226     $1,253,642
OEM and Industrial                        $  353,070     $  389,062
                                          ----------     ----------

             Total                        $4,413,381     $4,322,904
                                          ==========     ==========
Note 6 - Legal Proceedings
--------------------------

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

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)

Note 6 - Legal Proceedings & Issues - (continued)
-------------------------------------------------

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

Note 7 - Shareholders Equity
----------------------------

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

                                    LBU, Inc.
                    Notes to Financial Statements, continued
                                   (unaudited)




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

Item 6.  Exhibits and Reports on Form 8-K

 (a)       Exhibit No.      Description
           -----------      -----------
           2.1              Plan of Reorganization dated February 17, 1995 by
                            and between New Century Media, Ltd. a Nevada
                            Corporation. and LBU, Inc. a Delaware Corporation.*
           3.1              Articles of Incorporation of LBU, Inc. dated
                            September 2, 1994. #
           3.2              By-laws of LBU, Inc. dated October 4, 1994. #
           3.3              Form of two-year stock purchase warrant.**
           3.4              Form of Three-year stock purchase warrant.**
           10.1             Factoring Agreement dated October 25, 1993 by and
                            between LBU, Inc. (Delaware) and The CIT
                            Group/Commercial Services Inc.+
           10.2             Guaranty dated October 25, 1993 by and between CIT
                            and Jeffrey and Isel Mayer, individually, relating
                            to the above Factoring Agreement.+
           10.3             Inventory Security Agreement dated January 4, 1995
                            by and between LBU, Inc. and The CIT
                            Group/Commercial Services, Inc.+
           10.4             Lease agreement dated April 1, 1995 by and between
                            Albert Frassetto Enterprises, a sole proprietorship,
                            and Bags of Carlstadt, Inc. +
           10.5             Subscription Agreement dated March 27, 1997 by and
                            between JPHC and the Registrant.+ 10.6 Promissory
                            note dated August 21, 1997, as amended on February
                            21, 1998, by and between the Registrant and JPHC.+
           10.7             Promissory note dated September 19, 1997, as amended
                            on November 21, 1997 and February 21, 1998, by and
                            between the Registrant and JPHC.+
           10.8             Consulting agreement dated February 19, 1998 by and
                            between JPO, LLC and the Registrant. +
                            List of Subsidiaries
           21.1             Subsidiary          State of Incorporation
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

           # Filed as an Exhibit to the New Century Media, Ltd. Form 10-Q for the quarter ended September 30, 1994 dated November 8, 1994.

           + Filed as an Exhibit to the Company's Form 10-KSB for the year ended December 31, 1997.

           ** Filed as an Exhibit to the Company's Form 10-QSB for the quarter ended March 31, 1998.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  November 13, 1998


                                           LBU, INC.

                                           By: /s/ Jeffrey Mayer
                                          --------------------
                                            Jeffrey Mayer
                                            Chairman of the Board
                                            Chief Executive Officer, President



                                            /s/ Isel Pineda-Mayer
                                           --------------------
                                                Isel Pineda-Mayer
                                                Treasurer, Secretary