Form 10KSB
period 1998-12-31
LBU INC
filed 2000-02-29
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                        the year ended December 31, 1998

                         Commission File Number: 2-41015

                                    LBU, Inc.
                 (Name of Small Business Issuer in its Charter)

           Nevada                                               62-1203301
(State or Other Jurisdiction                                (I.R.S. Employer
 of Incorporation or Organization)                           Identification No.)

310 Paterson Plank Road, Carlstadt, New Jersey                          07072
  (Address of Principal Executive Offices)                            (Zip Code)

Issuer's Telephone Number, Including Area Code:  (201) 933-2800

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes____ No __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1998 were $5,590,168.

The aggregate market value of the voting stock traded on the OTC Electronic Bulletin Board held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the National Quotation Bureau, on January 19, 2000 was $109,484.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No____ .

As of February 7, 2000, the issuer had 1,364,436 shares of Common Stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format    Yes__________No_____X______

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business..............................................1

Item 2.   Description of Property..............................................8

Item 3.   Legal Proceedings....................................................9

Item 4.   Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5.   Market For Common Equity and Related Stockholders Matters...........10

Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................11

Item 7.    Financial Statements...............................................16

Item 8.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................17

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant................18

Item 10.   Executive Compensation.............................................18

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....19

Item 12.   Certain Relationships and Related Transactions.....................21

Item 13.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K........................................................21

SIGNATURES....................................................................24

EXHIBIT INDEX ................................................................25

                                     PART I

Item 1. Description of Business

General

     This Annual Report on Form 10-KSB contains certain "forward-looking statements" within the meaning of the "safe harbor" provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements concerning the Company's products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, among them, the ability of the Company to successfully emerge from bankruptcy proceedings, the availability and terms of additional financing; changes which could affect customer payment practices or customer spending; industry trends; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; dependence on foreign manufacturing; and the seasonal nature of the business as detailed elsewhere in this Annual Report on Form 10-KSB and from time to time in the Company's filings with the Securities and Exchange Commission. Such forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors, including those set forth above, that could cause the actual results, performance, levels of activity, or achievements of the Company, or industry results, to be materially different from any future results, performance, levels of activity, or achievements of the Company expressed or implied by such forward-looking statements.

     LBU, Inc., a Nevada corporation, (the "Company" or "LBU") designs, markets, manufacturers and distributes fashionable and functional custom bags, promotional products and houseware accessories for the retail, promotional, original equipment manufacturer and industrial markets.

     On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The financial condition of the Company was adversely effected as a result of (i) an increase in costs associated with the expansion of the Company's business and product lines since the end of 1997; and (ii) a decrease in sales and a net loss of approximately $1.7 million in 1998. The petition was precipitated by two factors (i) the Company's inability to repay approximately $725,000 of promissory notes (the "Notes") (principal and accrued interest thereon) which became due to John P. Holmes & Company, Inc. ("JPHC"), a principal stockholder of the Company, on January 1, 1999; and (ii) significant legal fees incurred by the Company as a result of a securities suit filed by Wolverton Securities Ltd. ("Wolverton") and the diversion of management's attention to such litigation. See Item 3. "Legal Proceedings."

     As of May 4, 1999, the Company's secured debt to its factor, The CIT Group/Commercial Services, Inc. ("CIT"), amounted to $349,451 and its total unsecured debt was estimated at approximately $2,000,000.

     On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and The CIT GROUP/Commercial Services, Inc. ("CIT") which enables the Company to continue its operations during the Chapter 11 proceedings. The Company filed a plan of reorganization with the Bankruptcy Court and negotiated the terms of such reorganization plan with the Creditors Committee and individual creditors of the Company. On December 6, 1999, the Company filed an amended reorganization plan (the "Reorganization Plan") which provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and (c) retention of stock by the existing stockholders of the Company. On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan.

     Prior to filing the petition, the Company retained the services of a workout consultant (the "Consultant") and effected certain changes pursuant to his advice, which included reducing its executive staff, closing the New York show room, and expanding its Dominican Republic production. In addition, the aggregate guaranteed salaries of Jeff Mayer, the Company's Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer, and his spouse, Ms. Isel Pineda Mayer, were reduced from $165,000 to $60,000.

     The Company believes that if it is able to increase its sales and gross margins while reducing its expenses, the Company will be able to pay its creditors' debts pursuant to the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code and return to profitability. However, there is no assurance that the Company will be able to comply with the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code or return to profitability.

     The bag and accessory business operated by the Company was founded in 1989 by the Company's Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer, Jeffrey Mayer, as a New York corporation which manufactured and sold designer laundry bags to local and regional retail outlets such as Zabar's, Conway and college bookstores. The Company has since expanded its product line and distribution channels to national and international customers in the retail, promotional, original equipment manufacturer and industrial markets. In 1995, this business was acquired by the Company in a reorganization, which resulted in Mr. Mayer becoming the Company's principal shareholder and Chief Executive Officer. See --"History of Corporate Structure."

Promotional Products

     The Company's popular promotional products include gear and travel bags, insulated water bottle holders, cosmetic bags, backpacks, duffel and tote bags, compact disc holders and golf shoe bags. The Company has successfully developed promotional programs for many Fortune 500 companies operating in the retail, communications, financial, health care, automotive and other industries. During 1997 and 1998, sales of promotional products accounted for approximately $2.9 million and $2.3 million or 45% and 42% of the Company's total sales, respectively.

     The Company has the ability to create, manufacture and distribute a complete promotional program to its clients on a relatively short turnaround schedule. This is due to the Company's QUICKPRO(TM) process, which features a comprehensive "in house" product development operation.

The QUICKPRO(TM) process incorporates three distinct processes:

     The Creative Process includes the development of a unique promotional item through LBU's in-house art and design capabilities. The Company's creative staff, using a customer's budget parameters and ideas, builds series of distinctive product designs, which are customized to the client's targeted demographics in terms of colors, material, construction, use and logo.

     The Development Process utilizes the Company's production staff consisting of cutters, sewers and printers who generate several samples incorporating the elements and features identified during the creative process for the client's approval. LBU's staff then reviews the samples with the customer in order to determine the features and specifications of the finished product to be produced.

     The Marketing Process focuses on packaging the program within the client's fulfillment needs. LBU's marketing staff then makes recommendations to the customer on how the program could be presented to their targeted audience.

Retail Products

Houseware products

     The Company manufacturers and sells a line of versatile laundry bags, houseware and garment care products to regional and national customers. This packaged product line consists of approximately 75 different items in various styles, sizes, colors and materials which are commonly displayed by a retailer on racks, in-line wall displays or point-of-purchase displays, which are free-standing organizers supplied by the Company. The Company manufacturers the following houseware items: mesh hosiery and sock/sweater bags, nylon and canvas laundry novelty bags, hampers, travel bags, compact disc carriers and a full line of ironing board pad and cover sets. These durable products are sold to major regional and national houseware retailers primarily by local independent sales representatives who market non-competing houseware lines. Some products are seasonal, such as the Company's line of recreational summer products and its "Back to School" laundry bag programs in which bags displaying college emblems are purchased by mass merchants and university bookstores.

Accessory Products

     The Company developed a line of high-end designer bags for the accessory market. These fashionable products include over 100 styles using various high-tech fabrics such as Europrene(TM), denims, nylons, vinyl and micromeshes. The Company's accessory products include: cosmetic cases, back packs, water bottle bags, briefcases, sports sacks, hand bags and designer travel bags. The Company's clients include some of the leading department stores and boutiques in the United States as well as major retailers in Japan. During 1997 and 1998, sales of retail products consisted primarily of housewares and accounted for approximately $3.0 million and $2.9 million or 47% and 53% of the Company's total sales, respectively.

Products Made for Industrial Manufactures and Original Equipment Manufacturer ("OEM")

     The Company sells custom made bags and cases for various commercial and industrial packaging and government applications. In the Industrial segment, the Company's products include heavy-duty laundry bags for commercial laundromats, dry cleaners, prisons, hospitals and hotels. In the OEM segment, products include custom manufactured bags, pouches and cases that are typically reusable, environmentally friendly and incorporated into the OEM's product as value- added features. The Company relies primarily on extensive advertising throughout the industry trade publications and other industrial and government-buying guides to increase market share in these segments. During 1997 and 1998, sales of products to the industrial manufacturers and OEM accounted for $534,000 and $293,000 or 8% and 5% of the Company's total sales, respectively.

Operation and Production

     The Company is able to manufacture and ship customized quality products to its customers in short time intervals. Depending upon order size, product type, customization and raw material availability, the Company's lead times generally range from 2 days to 4 weeks.

     The Company's production facility is a vertically integrated operation which houses creative design, samples, cutting, sewing and printing operations within a 30,000 square foot facility in Carlstadt, New Jersey. In order to meet production requirements, during 1998 the Company also utilized outside sewing subcontractors located in close proximity to the Company's facility. The use of outside sewing subcontractors provides the Company with flexibility to meet peak production requirements without increasing fixed overhead costs. The Company compensates sewing subcontractors at a fixed rate per piece sewn.

     The Federal government's "807 Plan" encourages U.S. manufacturers to ship partially manufactured goods to the Caribbean Basin and Pacific Rim regions for further processing. When the goods return to the U.S. as finished products, however, there are no collective duties on them. Duty is paid only on the manufacturing cost, which is a small percentage of the entire product cost. During November 1997, the Company began manufacturing products under subcontractor arrangements relating to specific orders in the Dominican Republic. Labor and overhead costs are significantly lower in the Dominican Republic than in the United States. Accordingly, for certain orders that have longer lead times and require more labor, the Company intends to contract with suppliers to produce products to customer specifications. These arrangements offer LBU increased production capacity. The Company does not employ any personnel, nor does it own or rent fixed assets, real property or production facilities in the Dominican Republic. However, the Company receives production and inventory reports and the Company's personnel make periodic on-site production visits.

Quality Control

     The Company bears the risk of nonconforming goods sold to its customers and, in the case of outsourced products, has limited recourse against the subcontractor. However, the Company relies primarily on monitoring and inspection activities to ensure quality control rather than on any remedies it may have for defective goods.

Capacity

     By virtue of its domestic and off-shore manufacturing capabilities, the Company believes that it has the ability to increase production to accommodate higher sales levels without having to expand its present production facility. However, a significant increase in revenues would require the Company, among other things, to obtain additional financing for the purchase of production equipment and to maintain higher staffing, raw material and finished goods inventory levels.

Sales and Marketing

     Mr. Mayer,  the Company's  President,  Chief  Executive  Officer and Acting
Chief Financial Officer, oversees the Company's marketing efforts and plays a major role in selling the Company's products to local customers. The Company markets its products directly through in-house and outside independent sales representatives. During 1998, the Company's products were primarily sold in the United States to independent and promotional product distributors, national and regional retailers, department store chains, mass merchants and through other channels of distribution.

     The Company  believes that many  promotional  products  suppliers  generate sales by (i) providing one or more product catalogs and utilizing customer service representatives to take orders from the catalogs, and (ii) through the use of outside sales representatives who serve more than one supplier. The Company utilizes dedicated in-house representatives and outside sales representatives to actively market products in regional territories. The Company believes that this approach results in more focused selling efforts. To complement its sales strategy, the Company began to distribute its first full product line catalog for all of its non-houseware business segments in 1998. The Company compensates sales representatives based on a percentage of sales generated.

     Generally, before a distributor orders a product from the Company, such distributor has received an order for the product from an advertiser or corporate client. The Company's products are sold on the basis of purchase orders. Established customers generally receive 30-day payment terms and newer customers purchase products from the Company on the basis of payment of all or a significant portion of the order before processing. The Company utilizes a financing company, CIT, to provide accounts receivable, factoring and financing, credit verification information on many of its customers and guarantee of payment. The Company believes that its credit management practices and the services provided by CIT have reduced its bad debt losses.

Sources of Supply

     The Company sources its raw materials from numerous manufacturers located primarily in the United States. Prices for material used by the Company may fluctuate for a variety of reasons. Although the Company has not experienced, and does not anticipate, any difficulty in obtaining an adequate supply of the materials it uses, an interruption of supply from these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis.

     In the event of an interruption in supply, the Company believes other manufacturers with whom it does business would be able to fill the Company's requirements. In 1998, coated and uncoated nylon, mesh, canvas and Europrene(TM) was purchased from approximately twelve suppliers who comprise a substantial portion of the Company's raw material sources.

     The Company's policy, subject primarily to availability of capital, is to maintain an adequate raw material inventory base and, accordingly, it orders products substantially in advance of anticipated time of sale to its customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances the Company places firm commitments for products up to six months in advance of receipt of firm orders from customers. LBU's arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order. The Company's finished goods inventory comprised 46% and 36% of total inventory levels as of December 31, 1998 and 1997, respectfully, and consisted primarily of products manufactured for sale in the retail housewares industry segment.

Competition

Promotional Products

     The promotional products market is highly fragmented and competitive. The Company competes with a large number of other promotional product suppliers, some of which have more diversified product offerings, and others that market only a limited number of products or lines. The Company competes primarily on the basis of customer service, turnaround time, selection and price. The Company believes that it has some advantage over certain competitors in this market due to its primary sales and marketing focus on the advantages of functional and wearable bags and bag- related items as a marketing tool compared with other industry participants which offer multiple lines of promotional products, which include traditional items such as T-shirts, hats and pens. In addition, the Company has the ability to create, manufacture and distribute a complete promotional program to its clients on a relatively short turnaround schedule. The Company has the ability to produce and deliver a selection of custom manufactured samples in multiple styles and colors emblazoned with the client's corporate insignia in 24 hours or less. This compares favorably to import competitors, which generally require two weeks or more to generate samples. The Company further believes that offering decision makers a complete marketing program including a wide range of timely samples which are customized in terms of style, design, material, color and function, may enhance the likelihood that the Company will receive certain orders. As such, certain of the Company's competitors are also its clients and purchase the Company's products to fulfill orders, which they have received from their customers.

     Some competitors of the Company are divisions of significantly larger companies that have substantially greater financial and other resources than the Company. In addition, entry into the promotional products industry is generally not difficult, and new competitors regularly enter the industry. The promotional products industry also competes against other advertising media, such as television, radio, newspapers, magazines, billboards and the Internet.

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

Environmental Matters

     The Company's facility is subject to federal, state and local environmental laws and regulations, including those relating to discharge to air, water and land, the treatment, storage and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. The Company believes that it is in compliance with such laws and regulations and does not anticipate any material adverse effect on its operations or financial condition as a result of its efforts to comply with, or its liabilities under, such laws and regulations. The Company does not anticipate any material capital expenditure for environmental control facilities or equipment. Some risk of environmental liability is inherent in the Company's business, however, and there can be no assurance that material environmental costs will not arise in the future. In particular, the Company might incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies. At this time, the Company does not expect such capital and other costs to have a material adverse effect on the Company's net cash flow.

Insurance

     The Company maintains general liability, products, fire and property, business interruption and oceangoing cargo insurance on its facilities and inventory in amounts, which the Company's management believes to be adequate.

Patents and Trademarks

     The Company uses a number of owned and shared patents, trademarks and copyrighted material, such as SCAT(TM) (Storage Compact Audio Traveler), the Europrene(TM) fabric, the QUICKPRO(TM) process, novelty slogans which are printed on laundry bags and the Company's motto, Success is in the Bag.(TM) Some of these trademarks are registered or pending in the United States Patent and Trademark Office and others have become distinctive marks as to which the Company believes it has acquired common law rights.

Employees

     As of December 31, 1999, the Company had 18 full-time employees, of whom one was employed in an executive capacity, three in financial, administrative or clerical capacities and 14 in warehouse or distribution capacities. The Company had one part time employee. The Company's sales representative are retained and compensated as independent contractors. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

History of Corporate Structure

     Laundry Bags Unlimited, Inc., a New York corporation ("LBU-NY"), commenced operations in 1989 as a privately held corporation in the business of designing, manufacturing and selling laundry bags. LBU, Inc. was incorporated in Delaware ("LBU-Delaware") in August 1993 and LBU-NY was concurrently merged into it. LBU-Delaware continued to operate as a privately held Subchapter S-corporation until March 1995. On March 25, 1995, LBU-Delaware effected a reverse acquisition transaction with New Century Media, Ltd. ("New Century"), a Nevada corporation, whose common stock traded on the over-the-counter ("OTC") Electronic Bulletin Board. Pursuant to the transaction, all of the outstanding common shares of LBU-Delaware were acquired by New Century and LBU Delaware became a wholly owned subsidiary of New Century. Upon completion of the transaction, New Century changed its name to LBU, Inc.

     New Century formerly operated under the following company names since October 26, 1970: Halcyon Data Management Group, Inc., Galaxy Group, Inc., Quest International Equities, Inc., Astrotek Inc. and Agri-Quest Mining, Inc. New Century was a manufacturer of computer-related equipment in the 1970's and 1980's and attempted to develop a copper mining operation in 1991. This business was assigned to a third party in 1992. New Century was not active in any business operation from 1993 until the March 1995 transaction with LBU-Delaware. LBU-Delaware and its then management and board of directors had no relationship with any of its predecessor companies prior to the March 1995 transaction.

Item 2. Description of Property

     LBU's domestic production and administrative offices are housed within approximately 30,000 square feet of commercial office space located at 310 Paterson Plank Road, Carlstadt, New Jersey. The Company, through a wholly owned subsidiary, entered into a ten-year lease expiring in June 2005 for this facility. The Company's executive, administrative, accounting, sales and operations personnel occupy approximately 6,000 square feet of the facility while the remainder of the space is used to warehouse, manufacture and distribute the Company's products. The annual rent paid by the Company in 1998 was $146,900. Management believes that the New Jersey facility will continue to satisfy the Company's space requirements for the foreseeable future.

Item 3. Legal Proceedings.

     On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 99-41755(PCB)). On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and its factor, CIT, which enables the Company to continue its operations during the Chapter 11 proceedings. The Company filed a plan of reorganization with the Bankruptcy Court and negotiated the terms of such reorganization plan with the Creditors Committee and individual creditors of the Company. On December 6, 1999, the Company filed an amended reorganization plan which provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditors' claims; and (c) retention of stock by the existing stockholders of the Company. On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan.

     In March, 1996, Glenneyre Capital Corporation ("GCC"), Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiffs") filed a suit against the Company in the Court of the State of Nevada alleging breach of contract. The Plaintiffs claimed that 300,000 shares of the Company's Common Stock (the "Shares"), which were issued to them pursuant to a financial services agreement dated July 24, 1995 between the Company and the Plaintiffs, were unlawfully canceled. The Company defended the suit claiming that the financial and other consulting services, which were to include raising capital, were not rendered to the Company and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated some of the Shares and subsequently 269,000 Shares were returned and canceled by LBU's stock transfer agent. The Company, based on legal advice, believes the action it has taken by invalidating and canceling the 269,000 Shares is appropriate. The Company initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. GCC filed a $7,469 proof of claim under the bankruptcy proceedings which will be settled pursuant to the provisions of the Reorganization Plan.

     In a related claim on September 12, 1997, Wolverton, a purchaser of some of the Shares, filed an action against the Company in the U.S. District Court for the District of Nevada, seeking (i) the reissue of 170,250 Shares; (ii) specific damages in the amount of $405,000, and (iii) unspecified punitive damages. In October 1997, the Company filed an answer and a third-party complaint against the Plaintiffs and certain of their affiliates. In September 1998, the Court granted Wolverton summary judgement on a number of claims, including the conversion claim, and dismissed the Company's third party complaint. Wolverton filed a proof of claim under the bankruptcy proceedings asserting damages in the amount of $687,000 plus an undetermined amount. The Company and Wolverton agreed to settle the Wolverton suit by agreeing on an unsecured claim of $464,000 and a distribution thereon of 232,000 shares of Common Stock of the Company in full satisfaction of the debt pursuant to the provision of the Reorganization Plan.

     In May 1999, the Company received a letter from the Depository Trust Company ("DTC") requesting that 69,000 Shares registered to Cede & Co. be revalidated. The 69,000 Shares comprise a portion of the 269,000 Shares invalidated and canceled by the Company as described above. In its letter, DTC stated that if the certificates for the 69,000 Shares will not be revalidated, it will consider actions against the Company such as reconsidering the Company's eligibility for DTC services, ceasing to provide it with DTC services, and initiating legal action to recover the 69,000 Shares and any damages incurred as a result of the Company's actions. The Company has not yet determined its response to this letter. Although the Company and Wolverton settled the Wolverton suit by agreeing to a stock distribution pursuant to the provisions of the Reorganization Plan, no assurance can be given that the Company will not face additional liability regarding the 69,000 Shares or other portions of the Shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholders Matters

     In June 1998, the Company issued to Allen Brachfeld, a consultant to the Company, 10,526 shares of Common Stock in consideration of $25,000 ($2.375 per share) in a private transaction.

     In November 1998, the Company issued to JPO, LLC 10,000 shares of Common Stock in consideration of consulting services rendered to the Company.

Price Range of Common Stock and Dividend Policy

     The Company's shares of Common Stock are traded on the OTC Electronic Bulletin Board under the symbol "LBUAA." The following table sets forth, for the periods indicated, the high and low closing bid prices of the shares of Common Stock, as reported by the National Quotation Bureau, Inc.

                                                            High          Low
                                                            ----          ---
     1998
     ----
     First Quarter ...................................     $5.00         $2.50
     Second Quarter...................................      4.00          2.00
     Third Quarter....................................      3.80          0.75
     Fourth Quarter...................................      2.50          0.55

     1999
     ----
     First Quarter ...................................      1.65          0.25
     Second Quarter ..................................      1.0625        0.375
     Third Quarter ...................................      1.125         0.375
     Fourth Quarter ..................................      1.0625        0.1875

2000
----
First Quarter (through February 24)...................      0.25          0.25

     The above quotations are inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Subsequent to January 19, 2000, there was no trading in the shares of Common Stock of the Company.

     As of February 7, 2000, there were 392 holders of record of the Company's Common Stock.

     The Company has never paid a cash dividend. The Company intends to retain all of its earnings, if any, for use in the business and does not intend to pay cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bankruptcy Proceedings

     On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The financial condition of the Company was adversely effected as a result of (i) an increase in costs associated with the expansion of the Company business and product lines since the end of 1997; and (ii) a decrease in sales and a net loss of approximately $1.7 million in 1998. The petition was precipitated by two factors (i) the Company's inability to repay approximately $725,000 of the Notes (principal amount and accrued interest thereon) which became due to JPHC, a principal stockholder of the Company, on January 1, 1999; and (ii) significant legal fees incurred by the Company as a result of a securities suit filed by Wolverton and the diversion of management's attention to such litigation.

     As of May 4, 1999, the Company secured debt to its factor, CIT, amounted to $349,451 and its total unsecured debt was estimated at approximately $2,000,000.

     On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and CIT which enables the Company to continue its operations during the Chapter 11 proceedings. The Company filed a plan of reorganization with the Bankruptcy Court and negotiated the terms of such reorganization plan with the Creditors Committee and individual creditors of the Company. On
December 6, 1999, the Company filed an amended reorganization plan which provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and (c) retention of stock by the existing stockholders of the Company. On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan.

     Prior to filing the petition, the Company retained the services of the Consultant and effected certain changes pursuant to his advice, which included reducing its executive staff, closing the New York show room, and expanding its Dominican Republic production. In addition, the aggregate guaranteed salaries of Jeff Mayer, the Company's Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer, and his spouse, Ms. Isel Pineda Mayer, were reduced from $165,000 to $60,000.

     The Company believes that if it is able to increase its sales and gross margins while reducing its expenses, the Company will be able to pay its creditors' debts pursuant to the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code and return to profitability. However, there is no assurance that the Company will be able to comply with the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code or return to profitability.

Results of Operations

     The following table sets forth, for the periods presented, certain elements
of  the  Company's   statements  of  operations  for  the  years  indicated  (in thousands):


                                                1998          1997          1996
                                                ----          ----          ----
Net sales .............................      $ 5,590       $ 6,463       $ 5,103

Gross profit ..........................          834         1,548         1,734

Selling, general and
    administrative expenses ...........        2,341         1,648         1,469

Operating income (loss) ...............       (1,681)         (284)           95

Other income (expense) ................          (10)           20            51

Income tax expense (benefit) ..........           50           (62)           41

Net income (loss) .....................       (1,741)         (202)          105

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Sales. The Company's net sales decreased by $873,311 or 13.5% to $5,590,168 in 1998 from $6,463,479 in 1997, mainly due to the loss of two major customers which resulted in a decrease of sales of promotional products in 1998. The Company's OEM and Industrial sales decreased by $241,253 or 45.2% to $293,000 in 1998 from $534,253 in 1997 due to the focus of the Company's marketing efforts on promotional products.

     Cost of Sales. Cost of sales decreased by $159,499 to $4,756,110 (or 85.1% of sales) in 1998 from $4,915,609 (or 76.1% of sales) in 1997, corresponding to the decrease in sales.

     Gross Profit. As a result of the foregoing and loss of profit margins, gross profit decreased by $713,812 to $834,058 (or 14.9% of sales) in 1998 from $1,547,870 (or 23.9% of sales) in 1997. In 1998, Company wrote off $298,000 of inventory due to a change in product mix, certain raw materials inventory held by an overseas vendor to offset unpaid manufacturing bills, and slow inventory movement.

     Selling, General and Administrative Expenses. General and administrative expenses increased by $693,045 to $2,341,415 (or 41.9% of sales) in 1998 from $1,648,370 (or 25.5% of sales) in 1997. This increase relates to an increase in advertising and promotion expenses of $363,171, of which approximately $90,000 related to expired promotion material, an increase in legal fees of $79,991 in connection with a securities suit, and an increase in shipping costs of approximately $104,000.

     Interest and Factor Fees. Interest expense and factor fees decreased by $9,722 to $173,523 (or 3.1% of sales) in 1998 from $183,245 (or 2.8% sales) in
1997.

     As a result of the foregoing, the Company's operating expenses increased by $683,323 to $2,514,938 (or 45.0% of sales) in 1998 from $1,831,615 (or 28.3% of sales) in 1997.

     Operating  and  Net  Loss.   Operating  loss  increased  by  $1,397,135  to
$1,680,880 in 1998 from $283,745 in 1997. The Company had a net loss of $1,741,391 in 1998 compared to a net loss of $202,051 in 1997.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

     Sales. Net sales increased by $1,360,079 to $6,463,479 in 1997 from 5,103,401in 1996. Sales and income growth was attributable to: (i) the successful introduction of the Company's packaged line of laundry and garment care products to retail companies, (ii) the Company's marketing and design efforts in producing over 200 new product styles in 1996 to the promotional product industry, and (iii) the utilization of its QUICKPRO(TM) process. This enabled the Company to capitalize on booking and fulfilling successfully many client orders that required short turn around times.

     Cost of Sales. Cost of sales increased $1,546,044 to $4,915,609 in 1997 from $3,369,565 in 1996 due to the increase in sales.

     Gross Profit. Gross profit decreased $185,966 to $1,547,870 in 1997 from $1,733,836 in 1996, mainly due to a decrease in the profit margins of the Company which were adversely affected by price reductions effected by the Company in order to attract retail customers.

     Operating Expenses. Total operating expenses increased $192,915 to $1,831,615 in 1997 from $1,638,700 in 1996. The increase was attributable to litigation expenses of $89,975, an increase in salaries of $49,400, an increase in commissions paid to sales persons of $18,598 and rent of new premises in New York City of $17,422.

     Operating and Net Income (Loss). As a result of the foregoing, the Company had an operating loss of $283,745 in 1997 compared to operating income of $95,136 in 1996. The Company had a net loss of $202,051 in 1997 compared to net income of $104,926 in 1996.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital of $518,537 as compared with a working capital deficiency of $1,228,707 at December 31, 1998 and compared with working capital of $939,580 at December 31, 1997. The Company's cash position as of September 30, 1999 and December 31, 1998 and 1997 was $72,627, $145,454 and $202,204, respectively, of which $63,805, $94,124 and
$105,955, respectively, were restricted and not available for general corporate purposes. Net cash provided by operating activities for the nine months ended September 30, 1999 and 1998 was $188,033 and $526,643, respectively, representing an increase of $338,610 in the 1999 period. The increase was primarily due to a net income of $166,038 after adding depreciation and amortization. Net cash used in operating activities for the years ended December 31, 1998 and 1997 was $503,333 and $711,891, respectively, representing a decrease of $208,558 in 1998. The decrease was primarily due to the operating loss incurred by the Company and significant increases in account receivable, inventory and other assets. The increase in accounts receivable relates primarily to an increase in non-factored account receivable which resulted from increased sales. The Company decreased its inventory levels by $690,720 to $477,347 at September 30, 1999 from $1,168,067 at September 30, 1998. The decrease was attributable to closer adherence to just-in-time inventory requirements techniques, sale of slow-moving raw materials at discounted prices, conversion of idle materials to saleable materials, write off of obsolete items, $81,000 of materials destroyed by flood which was reimbursed by an insurance company and not replaced by the Company. The Company decreased its raw material inventory levels by $553,545, to $360,092 at December 31, 1998 from $913,637 at December 31, 1997, in order to facilitate improved turnaround and availability on orders. Finished goods inventory levels decreased by $242,108, to $310,771 at December 31, 1998 from $552,879 at December 31, 1997. These working capital uses were offset by an increase in accounts payable at year-end, which relates primarily to the timing of payment received for a large order, which was shipped during the fourth quarter of 1997.

     During the nine months ended September 30, 1999, cash used in investing activities totaled $60,032 which consisted of capital expenditures for data processing equipment and software. During 1998, cash used in investing activities totaled $13,162, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility.

     During 1998, net cash generated by financing activities totaled $459,745 which includes (i) $230,000 of proceeds from borrowings during the year offset by $16,631 utilized for the repayment of debt and capital lease obligations;
(ii) cash advance of $200,000 provided by CIT; and (iii) $46,376 in proceeds received from issues of shares of Common Stock to consultants to the Company.

     During 1997, the Company received an equity investment in the amount of $375,000 from a sale of Common Stock to JPHC and $500,000 in debt financing, $300,000 of which is convertible into Common Stock of the Company, from JPHC. In 1998, JPHC provided the Company with an additional $200,000 of debt financing. The proceeds of these financings were used by the Company primarily to fund its working capital needs during 1997 and 1998. At September 30, 1999 and December 31, 1998, the Company had total indebtedness of $1,925,261 and $2,275,769, respectively. Of the amount of $2,275,769, $725,000 is in the form of the Notes (principal and accrued interest thereon) payable to JPHC. The Notes were due on April 1, 1998, however, JPHC agreed not to require repayment before January 1, 1999. The Company was unable to pay the Notes at that time, or to obtain alternative financing, which in part, precipitated the Company's Chapter 11 filing. JPHC elected a stock distribution of 362,500 shares of Common Stock under the Reorganization Plan in satisfaction of its claim.

     Currently, LBU's primary source of financing is CIT, which provides factoring and accounts receivable financing. The Company pays a 1.125% factor charge on its invoices for the guarantee of payment on receivables. In addition, the Company benefits from having CIT collect outstanding invoices from its customers. The Company pays 1% above the prime-lending rate on borrowings up to 85% of the outstanding accounts receivable. The facility is secured by substantially all of the Company's assets and the personal guarantees of its Chief Executive Officer and his spouse. CIT filed a proof of claim in the amount of $349,451 which will be paid pursuant to the provisions of the Reorganization Plan.

     The Company's ability to satisfy its financial obligations under its outstanding indebtedness will depend upon the Company successfully emerging from bankruptcy proceedings and its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. The Company believes, that if its cash flow from operations during 2000 will be sufficient to meet the Company's working capital needs, capital expenditure requirements and debt service, assuming the issuance of stock in satisfaction of unsecured debt or monthly payments equal to 22.5% of the creditors' claims. In light of the fact that JPHC and Wolverton elected a stock distribution, the Company estimates it will require approximately $9,200 per month for distribution to its other unsecured creditors for 20 months commencing one month after the date of the confirmation order.

     Since its inception, the Company has required significant capital to fund its operations and growth. During 2000, the Company intends to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing shareholders and the issuance of debt securities would subject the Company to the risks associated therewith, including the risks that interest rates may fluctuate and the Company's cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it. The inability of the Company to obtain additional acceptable financing would have a significant negative impact on the Company's operations.

Seasonality

     Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during the second and third quarters of the calendar year. The following table sets forth the Company's quarterly net sales for the three years ended December 31, 1998, 1997 and 1996.

                                  Net Sales (in thousands)
                      ----------------------------------------------------------

                       First       Second        Third       Fourth
                      Quarter      Quarter      Quarter      Quarter       Total
                      -------      -------      -------      -------       -----
1998 ..........       $1,313       $1,333       $1,767       $1,177       $5,590
1997 ..........        1,189        1,811        1,322        2,141        6,463
1996 ..........          942        1,987        1,299          875        5,103

Inflation

     The Company does not believe that its operating results have been materially affected by inflation during the preceding two years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

New Financial Standards

     In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of FAS 131 has had no impact on the Company's results of operations, financial position or cash flows. The Company operates in three business segments, retail, promotional products, and OEM and Industrial. Management does not receive, nor does the Company generate, discrete financial operating results for any portion of the business other than for product sales.

Item 7.  Financial Statements

     The following financial statements and notes thereto are filed here with beginning at page F-1.

Report of Becher, Della Torre & Gitto & Company, P.C., Independent Accountants. Balance Sheets as of December 31, 1998 and December 31, 1997;
Statements of Income for each of the three years in the period ended December 31, 1998;
Statement of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998;
Statements of Cash Flows for each of the three years in the period ended December 31, 1998; and Notes to Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant


     Name                       Age       Position/Offices Held
     ----                       ---       ---------------------
     Jeffrey Mayer............. 36        Chairman of the Board of
                                          Directors, President, Chief
                                          Executive Officer and Acting Chief
                                          Financial Officer

     Jeffrey Mayer has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since March 1995, when the merger between New Century and LBU-Delaware took place. Mr. Mayer has served as Acting Chief Financial Officer since January 1999. Mr. Mayer leads the marketing and sales operations and new product development of the Company. From August 1993 until March 1995, Mr. Mayer served as Chairman of the Board of Directors, President and Chief Executive Officer of LBU-Delaware. Mr. Mayer held the same positions with LBU-NY since its formation by him in 1989 until its merger with LBU-Delaware in August 1993. Mr. Mayer holds a B.B.A. degree in Marketing and Management from Baruch College.

     No director of the Company is also a director of any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or is subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Item 10. Executive Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for the Company's executive officers whose total salary in fiscal 1998 totaled $100,000 or more:

Name and                                                                   Other Annual
Principal Position                Year        Salary           Bonus       Compensation
------------------                ----        ------           -----       ------------
Jeffrey Mayer                     1998        $104,420           --             --
President and Chief Executive     1997         101,190           --             --
Officer                           1996         100,000           --             --

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this Report, certain information regarding the Company's Common Stock, $.001 par value, for each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, for each executive officer named in the Summary Compensation Table, for each of the Company's directors and for the executive officers and directors of the Company as a group:


Name and Address of                                Number of Shares      Percent
Beneficial Owner                                Beneficially Owned(1)   of Class
----------------                                ---------------------   --------
Jeffrey Mayer .................................        676,500             49.6%
310 Paterson Plank Rd
Carlstadt, NJ 07071

John P. Holmes & Co., Inc. (2) ................        260,000(3)          18.9%
PO Box 428
Shelter Island, NY

JPO, LLC (4) ..................................        110,000(5)           7.5%
8 Webster Ave
Summit, NJ 07901

Neil  Ragin ...................................         86,667              6.4%
180 W. End Ave
New York, NY 10023

All officers and directors
as a group (3 Persons) ........................        676,500            49.6%

(1) Calculated pursuant to Rule 13d-3 promulgated under the Exchange Act. Accordingly with respect to certain beneficial owners, the number of shares gives effect to the deemed exercise of such owner's convertible securities (including options, warrants and convertible notes), which are currently exercisable or will first become exercisable within 60 days of the date of this Report. Except as otherwise disclosed in the footnotes below, the shares listed in this column for a person named in this table are directly held by such person, with sole voting and dispositive power.

(2) John P. Holmes is the controlling shareholder of JPHC. Accordingly, Mr. Holmes may be deemed to be the beneficial stockholder of the shares of Common Stock of the Company held by JPHC.

(3) Includes: (i) 250,000 shares of Common Stock held of record as of the date of this Report; and (ii) 10,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants issued on March 26, 1998, at an exercise price of $3.87 per share, which warrants expire in March 2001. Does not include 362,500 shares of Common Stock which will be issued to JPHC in satisfaction of its claim of $725,000 pursuant to the provisions of the Reorganization Plan.

(4) John P. O'Maley owns the controlling interest in JPO, LLC ("JPO"). Accordingly, Mr. O'Maley may be deemed to be the beneficial owner of the 110,000 shares of the Company held by JPO.

(5) Includes 10,000 shares of Common Stock of the Company held of record as of the date of this Report and 100,000 shares of the Common Stock of the Company issuable upon the exercise of currently exercisable warrants pursuant to a warrant dated February 19, 1998, at an exercise price of $4.00 per share. The warrants expire in February 2003. Such shares of Common Stock and warrants were issued in connection with a consulting agreement between JPO and the Company.

     The information in the above table does not reflect: (i) 200,000 shares of Common Stock issuable upon the exercise of options which will be issued to Howard Greenstein, the Consultant to the Company, at an exercise price equal to the share price as it is quoted at the close of business on the effective date of the Reorganization Plan, as part of a consideration for his continued employment by the Company for a five-year period, and (ii) 232,000 shares of Common Stock which will be issued to Wolverton in satisfaction of its claim pursuant to the provisions of the Reorganization Plan.

Item 12. Certain Relationships and Related Transactions.

     In March 1997, JPHC, of which Mr. John H. Robinson (a director of the Company until November 9, 1998), was a shareholder, purchased 250,000 shares of the Company's Common Stock for $375,000.

     During 1997 and 1998, JPHC loaned an aggregate principal amount of $700,000 to the Company, of which amount $300,000 was convertible into the Company's Common Stock at a conversion price of $5.00 per share. The Notes bore interest at a rate of 9.12% per annum and were due on April 1, 1998. However, JPHC agreed not to require repayment until January 1, 1999. The Company was unable to pay the Notes at that time, which in part, precipitated its Chapter 11 filing. In satisfaction of its claim of $725,000, JPHC elected a stock distribution of 362,500 shares of Common Stock in accordance with the provisions of the Reorganization Plan.

     In August 1997, JPHC was granted by the Company warrants to purchase 10,000 shares of Common Stock at an exercise price of $5.00 per share. These warrants expired in August 1999. In September 1997, the Company issued to JPHC warrants to purchase 40,000 shares of Common Stock at an exercise price of $5.00 per share, which warrants expired in September 1999. In February 1998, JPHC was granted by the Company warrants to purchase 100,000 shares of Common Stock at an exercise price of $4.25 per share. Such warrants expired in February 2000. In addition, the Company granted to JPHC warrants to purchase 10,000 shares of Common Stock at an exercise price of $3.87 per share in March 1998. Such warrants are currently exercisable and will expire in March 2001.

     The Company believes that the transactions with JPHC were entered into on terms which were no less favorable to the Company than those which could have been obtained in similar transactions on an arms-length basis by with non-related parties.

     The Company utilizes the services of outside independent sales representatives. During 1997 and 1998, the Company paid sales commissions of $40,000 and $22,782, respectively, to Steven Mayer, who is the brother of Jeffrey Mayer, Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer of the Company. In addition, the Company owes Mr. Mayer $34,003 for commissions earned in 1998. Such amount is part of the aggregate debt of the Company to its unsecured creditors, the payment of which will be made pursuant to the provisions of the Reorganization Plan.

     Jeff Mayer, who is the principal shareholder as well as Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, and his spouse, Isel Pineda Mayer, personally guaranteed all the Company's obligations to its factor, CIT.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits

(a) Exhibit No.     Description
    -----------     -----------

          2.1 Plan of Reorganization dated February 17, 1995 by and between New Century Media, Ltd., a Nevada Corporation., and LBU, Inc. a Delaware Corporation (1)

          3.1 Certificate of Incorporation of LBU, Inc. dated September 2, 1994 (2)

          3.2       By-laws of LBU, Inc. dated October 4, 1994 (2)

          3.3       Form of Two-year Stock Purchase Warrant (3)

          3.4       Form of Three-year Stock Purchase Warrant (3)

          10.1 Factoring Agreement dated October 25, 1993 by and between LBU, Inc. (Delaware) and The CIT Group/Commercial Services Inc. (4)

          10.2 Guaranty dated October 25, 1993 by and between The CIT Group/Commercial Services, Inc. and Jeffrey and Isel Mayer, individually, relating to the above Factoring Agreement (4)

          10.3 Inventory Security Agreement dated January 4, 1995 by and between LBU, Inc. and The CIT Group/Commercial Services, Inc. (4)

          10.4 Lease agreement dated April 1, 1995 by and between Albert Frassetto Enterprises, a sole proprietorship, and Bags of Carlstadt, Inc. (4)

          10.5 Subscription Agreement dated March 27, 1997 by and between John P. Holmes & Company, Inc. and the Registrant (4)

          10.6 Promissory note dated August 21, 1997, as amended on February 21, 1998, by and between the Registrant and John P. Holmes & Company, Inc. (4)

          10.7 Promissory note dated September 19, 1997, as amended on November 21, 1997 and February 21, 1998, by and between the Registrant and John P. Holmes & Company, Inc. (4)

          10.8 Consulting agreement dated February 19, 1998 by and between JPO, LLC and the Registrant (4)

          21.       List of Subsidiaries.

                    Subsidiary                       State of Incorporation
                    ----------                       ----------------------

                    LBU, Inc.                        Delaware
                    Bags of Carlstadt, Inc.          New Jersey

          27        Financial Data Schedule (filed via EDGAR only).

          99        Additional Information Regarding Forward Looking Statements

--------------------------

     (1) Filed as an exhibit to the New Century Media, Ltd. (a predecessor of the Registrant) Form 10-K/A for the year ended December 31, 1994 dated March 10, 1995 and incorporated herein by reference thereto.

     (2)  Filed as an exhibit to the New Century  Media,  Ltd. Form 10-Q for the
          quarter  ended   September  30,  1994  dated   November  8,  1994  and
          incorporated herein by reference thereto.

     (3) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 1998 and incorporated herein by reference thereto.

     (4) Filed as an exhibit to the Registrant's Form 10-QSB/A for the year ended December 31, 1997 (filed on April 22, 1998) and incorporated herein by reference thereto.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

               [LETTERHEAD OF BECHER DELLA TORRE GITTO & COMPANY]




September 14, 1999, except Notes 9 and 11 are
     January 13, 2000


To The Board of Directors of
LBU, Inc.

                          Independent Auditors' Report

We have audited the balance sheets of LBU, Inc. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBU, Inc., as of December 31, 1998 and 1997, and the results of its operations, changes in stockholders' equity and cash flows for the three years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has filed for bankruptcy which raises substantial doubt about its ability to continue as a going concern. Management's plans are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /s/ BECHER, DELLA TORRE, GITTO & COMPANY

                                    LBU, Inc.
                                 Balance Sheets
                                  December 31,

                                     Assets

                                                             1998           1997
                                                             ----           ----
   Current assets
Cash and cash equivalents                                 $    51,330    $    96,249
Restricted cash                                                94,124        105,955
Accounts receivable (net of allowance for bad debts of
   $145,458 and $25,000, respectively)                         47,189        229,753
Inventory                                                     675,958      1,528,318
Deferred tax asset (net of valuation allowance of
   $20,824 and $-0- respectively)                                  --         55,516
Other current assets                                          126,999        292,546
                                                          -----------    -----------
   Total current assets                                       995,600      2,308,337

   Noncurrent assets
Fixed assets, net                                             262,967        289,177
Other assets                                                   44,721         65,219
Deferred tax asset (net of valuation allowance of
   $359,740 and $-0-, respectively)                                --             --
                                                          -----------    -----------
   Total assets                                           $ 1,303,288    $ 2,662,733
                                                          ===========    ===========

                      Liabilities and Stockholders' Equity

   Current liabilities
Accounts payable                                          $ 1,037,968    $ 1,076,968
Accrued expenses                                              198,565        207,233
Customer advances                                              11,484         31,180
Taxes payable                                                  15,613         17,255
Notes payable-current                                         960,677         36,121
                                                          -----------    -----------
   Total current liabilities                                2,224,307      1,368,757
                                                          -----------    -----------

   Long-term liabilities
Notes payable                                                  51,462        262,649
Convertible note payable                                           --        300,000
Deferred tax liability                                             --          8,793
                                                          -----------    -----------
   Total long-term liabilities                                 51,462        571,442
                                                          -----------    -----------

   Total liabilities                                        2,275,769      1,940,199
                                                          -----------    -----------

   Stockholders' equity (deficit)
Common stock ($.001 stated value)
Shares: 50,000,000 authorized, 1,359,477 and
   1,338,977 issued and outstanding, respectively               1,544          1,339
Additional paid-in capital                                  1,148,379      1,102,208
Retained earnings (deficit)                                (2,122,404)      (381,013)
                                                          -----------    -----------
   Total stockholders' equity (deficit)                      (972,481)       722,534
                                                          -----------    -----------

   Total liabilities and stockholders' equity (deficit)   $ 1,303,288    $ 2,662,733
                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                              Statements of Income
                        For the years ended December 31,



                                                  1998           1997           1996
                                                  ----           ----           ----
   Net sales                                  $ 5,590,168    $ 6,463,479    $ 5,103,401
Costs of goods sold                             4,756,110      4,915,609      3,369,565
                                              -----------    -----------    -----------

   Gross profit                                   834,058      1,547,870      1,733,836
                                              -----------    -----------    -----------

   Operating expenses
Selling, general and administrative expense     2,341,415      1,648,370      1,468,886
Factor fees and interest                          173,523        183,245        169,814
                                              -----------    -----------    -----------
   Total operating expenses                     2,514,938      1,831,615      1,638,700
                                              -----------    -----------    -----------

Income (loss) from operations                  (1,680,880)      (283,745)        95,136
                                              -----------    -----------    -----------

   Other income (expense)
Loss on sale of fixed assets                      (13,859)            --             --
Interest                                            3,704          8,002          2,946
Rent                                                   --         12,000         48,000
                                              -----------    -----------    -----------

   Total other income (expense)                   (10,155)        20,002         50,946
                                              -----------    -----------    -----------

Income (loss) before income taxes              (1,691,035)      (263,743)       146,082

Income taxes (benefit)                             50,356        (61,692)        41,156
                                              -----------    -----------    -----------

Net income (loss)                             $(1,741,391)   $  (202,051)   $   104,926
                                              ===========    ===========    ===========

Basic Earnings per share                      $     (1.28)   $     (0.16)   $      0.09
                                              ===========    ===========    ===========

Diluted Earning per share                     $     (1.28)   $     (0.16)   $      0.09
                                              ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                  Statement of Changes in Stockholders' Equity
              For the years ended December 31, 1998, 1997 and 1996



                                                               Common Stock              Additional      Retained
                                                       ----------------------------       Paid-in        Earnings
                                                          Shares           Amount         Capital        (Deficit)         Total
                                                        -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1995                              1,310,834     $     1,311     $   702,236     $  (283,888)    $   419,659
Capital investment                                           47,143              47          24,953              --          25,000
Financial services agreement
    shares retired                                         (269,000)           (269)       (483,931)             --        (484,200)
Reversal of services fees
    charged to paid in capital                                   --              --         484,200              --         484,200
Net income for the year ended
    December 31, 1996                                                                                       104,926         104,926
                                                        -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1996                              1,088,977           1,089         727,458        (178,962)        549,585

Capital investment                                          250,000             250         374,750              --         375,000

Net loss for the year ended December 31, 1997                    --              --              --        (202,051)       (202,051)
                                                        -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1997                              1,338,977           1,339       1,102,208        (381,013)        722,534

Capital investment                                           20,500             205          46,171                          46,376

Net loss for the year ended December 31, 1998                    --              --              --      (1,741,391)     (1,741,391)
                                                        -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1998                              1,359,477     $     1,544     $ 1,148,379     $(2,122,404)    $  (972,481)
                                                        ===========     ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                            Statements of Cash Flows
                        For the years ended December 31,


                                                           1998           1997           1996
                                                           ----           ----           ----
   Cash flow from operating activities
Net income (loss)                                      $(1,741,391)   $  (202,051)   $   104,926
                                                       -----------    -----------    -----------

   Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities
Provision for bad debt                                     120,458             --          3,961
Allowance for inventory obsolesence                        298,000             --             --
Depreciation and amortization                               56,599         40,453         34,814
Deferred tax asset                                          55,516         (9,566)       (22,950)
Deferred tax liability                                      (8,793)        (2,600)        11,393
Loss on sale of fixed assets                               (13,859)            --             --
   (Increase) decrease in
Accounts receivable                                         62,106        (61,649)       (80,570)
Inventories                                                554,360       (739,228)      (213,553)
Other current assets                                       165,547       (270,099)       (15,311)
Other assets                                                17,130         43,995        (73,425)
   Increase (decrease) in
Accounts payable                                           (39,000)       618,196        176,466
Accrued expenses                                            (8,668)        42,349         20,241
Taxes payable                                               (1,642)       (50,159)        52,714
Customer advances                                          (19,696)      (121,532)        59,844
                                                       -----------    -----------    -----------

   Total adjustments                                     1,238,058       (509,840)       (46,376)
                                                       -----------    -----------    -----------
   Net cash provided (used) by operating activities       (503,333)      (711,891)        58,550
                                                       -----------    -----------    -----------

   Cash flow from investing activities
Capital expenditures                                       (13,162)      (135,706)       (77,075)
                                                       -----------    -----------    -----------
   Net cash (used) by investing activities                 (13,162)      (135,706)       (77,075)
                                                       -----------    -----------    -----------

   Cash flow from financing activities
Borrowing from financial institutions                      200,000         22,000        259,478
Repayment of loans                                         (16,631)       (32,707)      (150,000)
Proceeds from other financings                             230,000        500,000             --
Proceeds of issuing Common Stock                            46,376        375,000         25,000
                                                       -----------    -----------    -----------
   Net cash provided by financing activities               459,745        864,293        134,478
                                                       -----------    -----------    -----------

   Net increase (decrease) in cash                         (56,750)        16,696        115,953

Cash at beginning of period                                202,204        185,508         69,555
                                                       -----------    -----------    -----------

Cash at end of period                                  $   145,454    $   202,204    $   185,508
                                                       ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                            Statements of Cash Flows
                        For the years ended December 31,



                                              1998           1997        1996
                                              ----           ----        ----

Supplemental disclosures
   Cash paid during the period for
        Interest and factor fees           $ 173,523     $ 183,245    $ 169,814
        Income taxes                       $      --     $      --    $      --



Non-cash activities
   Shares of common stock retired                                     $(484,200)





   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 1 - Organization and the Significant Accounting Policies

Organization: LBU, Inc. (the "Company"), a Nevada corporation, previously known as New Century Media Ltd. is a leading designer, marketer and manufacturer specializing in fashionable bags, promotional products and houseware accessories for the retail, promotional, OEM and industrial markets.

In February 1995, New Century Media, Ltd. entered into a plan of reorganization with LBU, Inc. a Delaware corporation referred to herein as LBU-Delaware whereby the shareholders of LBU-Delaware obtained controlling interest in New Century Media, Ltd., in a transaction accounted for as a reverse acquisition. New Century Media, Ltd. changed its name to LBU, Inc. on March 31, 1995.

Inventories: Inventories are valued at the lower of cost or market, average cost.

Fixed Assets: Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized over the term of the lease on the straight-line basis.

Cash and Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held as collateral for certain obligations. As of December 31, 1998 and 1997, the Company has $94,124 and $105,955 of restricted cash, respectively.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between accelerated depreciation methods, the amortizable lives of intangible assets, the reserve method for bad debts, the uniform capitalization rules under IRS Code Section 263A for financial and income tax reporting and federal and state net operating loss carryforwards. Deferred taxes represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Effective March 31, 1995, LBU-Delaware became a taxable entity. Previously, its earnings and losses were included in the personal tax returns of the stockholders and the Company did not record an income tax provision (see Note 6).

Advertising: The Company charges the costs of advertising to expense as incurred.

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

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 1 - Organization and Significant Accounting Policies (continued)

Stockholders Equity (continued):

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

Note 2 - Accounts Receivable And Factoring Arrangements

The Company entered into a factoring arrangement whereby a factor makes advances to the Company on certain accounts receivable balances. Interest of 1% per annum above the prime rate is charged on outstanding advances. The factor has a lien against all assigned receivables. In addition, the Company's President and principal shareholder, who is also an officer of the Company, has personally guaranteed factor advances under this agreement. The factor also charges a commission of 1 1/8% on the gross face amount of all accounts factored, subject to a minimum commission per invoice and other service fees.

The components of accounts receivable at December 31, 1998 and 1997 are as follows:

                                                         1998            1997
                                                         ----            ----

Accounts receivable assigned to factor, net         $   179,822     $   219,396
Non-factored accounts receivable                         12,825          35,357
Allowance for doubtful accounts                        (145,458)        (25,000)
                                                    -----------     -----------

Net accounts receivable                             $    47,189     $   229,753
                                                    ===========     ===========

Note 3 - Inventories

As of December 31, 1998 and 1997 the components of inventories were as follows:

                                                           1998            1997
                                                    -----------     -----------

Raw materials                                       $   360,092     $   913,637
Work in process                                           5,095          61,802
Finished goods                                          310,771         552,879
                                                    -----------     -----------

Total                                               $   675,958     $ 1,528,318
                                                    ===========     ===========

The December 31, 1998 inventory is net of a valuation allowance of $298,000 based on a general allowance for slow moving and obsolete inventory and unrecoverage foreign inventory. The allowance is based on an estimate by the Company's management. The inventory is encumbered by CIT Financial (Note 7).

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 4 - Equipment and Leasehold Improvements

Equipment and leasehold improvements at December 31, 1998 and 1997 are as follows:

                                                             1998         1997
                                                             ----         ----

Machinery and equipment                                    $211,712     $190,482
Furniture and fixtures                                       99,365       93,571
Leasehold improvements                                      115,280      115,280
                                                           --------     --------
     Total                                                  426,357      399,333

Less accumulated depreciation and amortization              163,390      110,156
                                                           --------     --------

Net equipment and leasehold improvements                   $262,967     $289,177
                                                           ========     ========

Depreciation expense is $56,599 in 1998 and $40,453 in 1997.


Note 5 - Related Party Transactions

At December 31, 1998, loans in the amount of $45,467 were due from related parties. These amounts were included in Other Current Assets.

Also as of December 31, 1998, loans in the amount of $700,000, with interest at 9.12%, were due to related parties. Such amounts were included in Notes Payable Current. (See Notes Capital Lease Payable - Note 7 and Subsequent Event - Note 11.)


Note 6 - Income Taxes

The provision for income taxes for the years ended December 31, 1998, and 1997 consists of the following components:

                                                         1998            1997
                                                         ----             ---
    Current taxes
          Federal                                      $     --        $(43,631)
          State                                           4,499          (5,895)
                                                       --------        --------
    Total current provision (benefit)                     4,499         (49,526)
                                                       --------        --------

    Deferred taxes
          Federal                                        33,900            (209)
          State                                          11,957         (11,957)
                                                       --------        --------
    Total deferred expense (benefit)                     45,857         (12,166)
                                                       --------        --------
      Total tax provision (benefit)                    $ 50,356        $(61,692)
                                                       ========        ========

The December 31, 1997 federal tax loss was carried back and generated a federal tax refund of $45,348. As of December 31, 1998 the Company had federal and state net operating loss carryforwards of approximately $1,750,000 and $1,930,000, respectively which will begin to expire in 2018 and 2005, respectively.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 6 - Income Taxes (continued)

Deferred tax liabilities, assets consist of the following at December 31, 1998 and 1997:

                                                            1998          1997
                                                            ----          ----

Reserve for bad debts                                    $   5,250     $   5,250
Inventory capitalization under Section 263A                 13,184        36,314
Accrued expenses                                             2,100         2,100
Intangible assets                                              290            --
Net operating loss carryforward                            367,709        11,852
                                                         ---------     ---------
                  Total deferred tax assets                388,533        55,516
                                                         ---------     ---------

Fixed assets                                                 7,969         6,105
Intangible assets                                               --         2,688
                                                         ---------     ---------
                  Total deferred tax liabilities             7,969         8,793
                                                         ---------     ---------

Net deferred tax asset before valuation allowance          380,564        46,723
Valuation allowance                                       (380,564)           --
                                                         ---------     ---------

Net deferred tax asset                                   $      --     $  46,723
                                                         =========     =========

Change in valuation allowance                            $ 380,564     $      --
                                                         =========     =========

A reconciliation of the Federal statutory rate to the effective tax rate for the years ended December 31, 1998 and 1997 is as follows:

                                                              1998                   1997
                                                              ----                   ----
Taxes at federal statutory rate                          $(253,655)  (15)%      $ (39,561)   (15)%
State income tax - net of federal benefit                 (101,463)   (6)         (15,825)    (6)
Permanent differences                                        2,546    --            3,280      2
(Overaccrual)/underaccrual of prior years income taxes      17,484     1           (6,720)    (2)
Other                                                        4,880    --           (2,866)    (2)
Increase in valuation allowance                            380,564    23               --     --
                                                         ---------   ---        ---------    ---
                  Total                                  $  50,356     3%       $ (61,692)   (23)%
                                                         =========   ===        =========    ===

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 7 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of December 31, 1998 and 1997:

                                                         1998             1997
                                                         ----             ----

Credit advance, CIT Financial (a)                    $  200,000       $       --
Note payable to a bank (b)                               73,001           98,770
Promissory note payable(c)                              200,000          200,000
Promissory note payable (d)                              30,000               --
Convertible notes payable (e)                           500,000          300,000
Capital lease (f)                                         9,138            9,780
                                                     ----------       ----------
Total                                                 1,012,139          608,550

Current portion                                         960,677           36,121
                                                     ----------       ----------

Notes and capital lease payable,
   Less current installments                         $   51,462       $  562,649
                                                     ==========       ==========

(a) CIT extended the Company $200,000 credit, collateralized by inventory and equipment at approximately prime plus 2%.

(b) Principal of schedule to be repaid in 1999. Interest accrues at prime plus 1.5%. Restricted cash as collateral.

(c) Principal matures on January 1, 1999 to a related party. Interest accrues at 9.12%.

(d)  Principal matures on June 22, 2000. Interest accrues at 9.12%.

(e) Principal of $300,000 matures on January 1, 1999 to a related party. Interest accrues at 9.12%. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share. (See Subsequent Event - Note 11.)

     During February and March 1998, a related party loaned the Company an additional $200,000 in the form of promissory notes payable. In conjunction with this financing, the Company granted the related party 100,000 stock purchase warrants with an exercise price of $4.25 per share. The warrants have a term of approximately two years and are exercisable from the date of the grant.

(f) Lease payments are approximately $4,000 for each year through December 31, 2000. Interest accrues at 12% per annum.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 8 - Segment Information

The following sets forth the Company's net sales by segment for the years ended December 31 (in 000's):

                                                  1998         1997         1996
                                                  ----         ----         ----
Sales:
        Retail                                  $2,949       $3,002       $2,808
        Promotional Products                     2,348        2,927        1,887
        OEM and Industrial                         293          534          408
                                                ------       ------       ------

             Total                              $5,590       $6,463       $5,103
                                                ======       ======       ======

Foreign sales were $226,369, $74,842 and $391,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


Note 9 - Commitments and Contingencies

In August 1993, LBU-Delaware entered into employment agreements with the President and principal shareholder and his wife, who is an officer of the Company. These agreements provide for payments of approximately $148,999 per year, and escalate to approximately $163,000 per year in 1996 (See Subsequent Event - Note 11). The Company's executive officers did not have employment or non-competition agreements in 1997 and 1998.

The Company entered into a ten-year lease agreement for its facilities in Carlstadt, New Jersey, which commenced on July 1, 1995. The minimum future rental payments under the non-cancelable operating leases as of December 31, 1998 are:

             Year Ending
             December 31,                  Amount
             ------------                  ------

                 1999                      148,369
                 2000                      154,245
                 2001                      160,121
                 2002                      167,465
                 2003                      172,521

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

During March, 1996, Glenneyre Capital Corporation ("GCC"), Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiffs") filed suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, by and between the Plaintiff's and LBU.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 9 - Commitments and Contingencies (continued)

As part of the financial service agreement, 300,000 shares of LBU Common Stock ("the Shares") were issued to the Plaintiffs in return for financial and other consulting services, which were to include raising capital. LBU claims such services were not rendered and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated some of the Shares and subsequently 269,000 shares were returned and canceled by LBU's stock transfer agent.

The  Company  and  its  legal  counsel  believe  the  action  it  has  taken  by invalidating and canceling the Shares is appropriate. The Company has since initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. GCC filed a proof of claim under the bankruptcy proceedings which will be settled pursuant to the provisions of the Reorganization Plan.

In a related claim on September 12, 1997, Wolverton Securities Ltd. ("Wolverton"), a purchaser of some of the Shares, filed an action against the Company in U.S. District Court for the District of Nevada. Wolverton Securities, Ltd. seeks to have the Company reissue 170,250 shares of the Common Stock referred to in the preceding paragraphs. Wolverton also seeks specific damages in the amount $405,000 and unspecified punitive damages. The Company filed an answer and a third-party complaint against the Plaintiffs and certain of their affiliates in the same court during October 1997.

Discovery in connection with the Wolverton litigation is proceeding. Although management of the Company believes the claims made against it in the foregoing lawsuits are without merit, no evaluation of the potential likelihood of outcomes can be made at this time and the Company has not made any provisions for losses in its financial statements. The Company intends to vigorously pursue its litigation and defend itself in these matters. (See Subsequent Event - Note 11.)

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

In addition, in March 1998, the Company granted stock purchase warrants to purchase 10,000 shares of Company's Common Stock at $3.87 per share. The warrants have a term of three years and are exercisable from the date of grant.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 11 - Subsequent Event

On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The financial condition of the Company was adversely effected as a result of a net loss of approximately $1.7 million in 1998. The petition was precipitated by two factors
(a) the Company's inability to repay approximately $725,000 of promissory notes (the "Notes") (principal and accrued interest thereon) which became due to John
P. Holmes & Company, Inc. ("JPHC"), a principal stockholder of the Company, on January 1, 1999; and (b) significant legal fees incurred by the Company as a result of a securities suit filed by Wolverton Securities Ltd. ("Wolverton") and the diversion of management's attention to such litigation.

As  of  May  4,  1999,  the  Company  secured  debt  to  its  factor,   The  CIT
Group/Commercial Services, Inc. ("CIT"), amounted to $349,451 and its total unsecured debt was estimated at approximately $2,000,000.

On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and CIT which enables the Company to continue its operations during the Chapter 11 proceedings. The Company filed a plan of reorganization with the Bankruptcy Court and negotiated the terms of such reorganization plan with the Creditors Committee and individual creditors of the Company. On December 6, 1999, the Company filed an amended reorganization plan (the "Reorganization Plan") which provides for: (a) amending the factoring arrangement between the Company and CIT (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and (c) retention of stock by the existing stockholders of the Company. On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan.

Prior to filing the petition, the Company retained the services of a workout consultant (the "Consultant") and effected certain changes pursuant to his advice, which included reducing its executive staff, closing the New York show room, and expanding its Dominican Republic production. In addition, the aggregate guaranteed salaries of Jeff Mayer, the Company's Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer, and his spouse, Ms. Isel Pineda Mayer, were reduced from $165,000 to 60,000.

The Company believes that if it is able to increase its sales and gross margins while reducing its expenses, the Company will be able to pay its creditors' debts pursuant to the provisions of the Reorganization Plan, to avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code and return to profitability. However, there is no assurance that the Company will be able to comply with the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code or return to profitability.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1998 and 1997



Note 11 - Subsequent Event (continued)

In September 1998, the Court granted Wolverton summary judgement on a number of claims including the conversion claim and dismissed the Company's third party complaint. Wolverton filed a proof of claim under the bankruptcy proceedings asserting damages in the amount of $687,000 plus an undetermined amount. The Company and Wolverton agreed to settle the Wolverton suit by agreeing on an unsecured claim of $464,000 and a distribution thereon of 232,000 shares of Common Stock of the Company, in full satisfaction of the debt pursuant to the provision of the Reorganization Plan.

In May 1999, the Company received a letter from the Depository Trust Company ("DTC") requesting that 69,000 Shares registered to Cede & Co. be revalidated. The 69,000 Shares comprise a portion of the 269,000 Shares invalidated and canceled by the Company as described in Note 9. In its letter, DTC stated that if the certificates for the 69,000 Shares will not be revalidated, it will consider actions against the Company such as reconsidering the Company's eligibility for DTC services, ceasing to provide it with DTC services and initiating legal action to recover the 69,000 Shares and any damages incurred as a result of the Company's actions. The Company has not yet determined its response to this letter. Although the Company and Wolverton settled the Wolverton suit by agreeing to a stock distribution pursuant to the provisions of the Reorganization Plan, no assurance can be given that the Company will not face additional liability regarding the 69,000 Shares or other portions of the Shares.

As it relates to JPHC, whose actions precipitated the Company's Chapter 11 filing, JPHC elected a stock distribution of 362,500 shares of Common Stock, under the Reorganization Plan in satisfaction of its claim. In addition, JPHC would no longer be entitled to the 60,000 shares issuable upon the conversion of the $300,000 convertible note.

Per LBU's stock transfer agent, 50,000 Shares relating to JPO, LLC (see Note 9) which were previously issued and outstanding have been canceled.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on February 25, 2000.


                                      LBU, INC.


                                      By: /s/ Jeffrey Mayer
                                          -----------------------------------
                                              Jeffrey Mayer
                                          Chairman of the Board of Directors,
                                          President, Chief Executive Officer
                                          and Acting Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2000.




/s/  Jeffrey Mayer
--------------------------
     Jeffrey Mayer             Chairman of the Board of Directors
                               President, Chief Executive Officer
                               and Acting Chief Financial Officer
                               (principal executive, financial and accounting
                               officer)

                                 EXHIBIT INDEX

    Exhibit No.     Description
    -----------     -----------

          2.1 Plan of Reorganization dated February 17, 1995 by and between New Century Media, Ltd., a Nevada Corporation., and LBU, Inc. a Delaware Corporation (1)

          3.1 Certificate of Incorporation of LBU, Inc. dated September 2, 1994 (2)

          3.2       By-laws of LBU, Inc. dated October 4, 1994 (2)

          3.3       Form of Two-year Stock Purchase Warrant (3)

          3.4       Form of Three-year Stock Purchase Warrant (3)

          10.1 Factoring Agreement dated October 25, 1993 by and between LBU, Inc. (Delaware) and The CIT Group/Commercial Services Inc. (4)

          10.2 Guaranty dated October 25, 1993 by and between The CIT Group/Commercial Services, Inc. and Jeffrey and Isel Mayer, individually, relating to the above Factoring Agreement (4)

          10.3 Inventory Security Agreement dated January 4, 1995 by and between LBU, Inc. and The CIT Group/Commercial Services, Inc. (4)

          10.4 Lease agreement dated April 1, 1995 by and between Albert Frassetto Enterprises, a sole proprietorship, and Bags of Carlstadt, Inc. (4)

          10.5 Subscription Agreement dated March 27, 1997 by and between John P. Holmes & Company, Inc. and the Registrant (4)

          10.6 Promissory note dated August 21, 1997, as amended on February 21, 1998, by and between the Registrant and John P. Holmes & Company, Inc. (4)

          10.7 Promissory note dated September 19, 1997, as amended on November 21, 1997 and February 21, 1998, by and between the Registrant and John P. Holmes & Company, Inc. (4)

          10.8 Consulting agreement dated February 19, 1998 by and between JPO, LLC and the Registrant (4)

          21.       List of Subsidiaries.

                    Subsidiary                       State of Incorporation
                    ----------                       ----------------------

                    LBU, Inc.                        Delaware
                    Bags of Carlstadt, Inc.          New Jersey

          27        Financial Data Schedule (filed via EDGAR only).

          99        Additional Information Regarding Forward Looking Statements

--------------------------

     (1) Filed as an exhibit to the New Century Media, Ltd. (a predecessor of the Registrant) Form 10-K/A for the year ended December 31, 1994 dated March 10, 1995 and incorporated herein by reference thereto.

     (2)  Filed as an exhibit to the New Century  Media,  Ltd. Form 10-Q for the
          quarter  ended   September  30,  1994  dated   November  8,  1994  and
          incorporated herein by reference thereto.

     (3) Filed as an exhibit to the Registrant's Form 10-QSB for the quarter ended March 31, 1998 and incorporated herein by reference thereto.

     (4) Filed as an exhibit to the Registrant's Form 10-QSB/A for the year ended December 31, 1997 (filed on April 22, 1998) and incorporated herein by reference thereto.