Form 10QSB
period 1999-03-31
LBU INC
filed 2000-04-18
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                         Commission File Number: 2-41015

                                    LBU, Inc.

        (Exact Name of Small Business Issuer as Specified in its Charter)


Nevada                                                                62-1203301

(State or Other Jurisdiction of            (I.R.S.  Employer Identification No.)
 Incorporation or Organization)


310 Paterson Plank Road, Carlstadt, N.J.                                   07072
(Address of Principal Executive Offices)                              (Zip code)

Issuer's Telephone Number, Including Area Code:                   (201) 933-2800

Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report:

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of December 31, 1999, the Issuer had 1,414,370 shares of Common Stock, par value $.001, outstanding.

Transitional Small Business Disclosure Format (check one):    YES___   NO_X_

                                    LBU, Inc.

                                      INDEX

                                                                         Page No

Part I - Financial Information:

Item 1.  Condensed Balance Sheets March 31, 1999 and December 31, 1998       3

         Condensed Statements of Operations for the Three Months Ended

         March 31, 1999 and 1998                                             5

         Condensed Statements of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998                                             6

         Notes to Condensed Financial Statements (Unaudited)                 7



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Part II - Other Information:

Item 1.  Legal Proceedings                                                  15

Item 2.  Default upon Senior Securities and Creditors                       15

Item 6.  Exhibits and Reports on Form 8-K                                   16


Signatures                                                                  18

PART I

Item 1. Financial Statements

                                    LBU, Inc.
                                 Balance Sheets


                                                         March 31,  December 31,
                                                           1999         1998

                    ASSETS
Current assets:

  Cash and cash equivalents                            $    9,636     $   51,330
  Restricted cash                                          63,805         94,124
  Accounts receivable (net of allowance for
     bad debts of $25,000)                                 98,207         47,189
  Inventory                                               506,886        675,959
  Other current assets                                     46,785        126,999
                                                       ----------     ----------
    Total current assets                                  725,319        995,601

Noncurrent assets:
  Fixed assets, net                                       249,658        262,967
  Other assets                                             44,428         44,720
                                                       ----------     ----------

       Total assets                                    $1,019,405     $1,303,288
                                                       ==========     ==========


         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable                                     $        0     $1,037,968
  Accrued expenses                                         49,540        198,565
  Customer advances                                        62,369         11,484
  Taxes payable                                                 0         15,613
  Note payable - current                                        0        960,677
                                                       ----------     ----------
     Total current liabilities                            111,909      2,224,307

Pre-bankruptcy and long term liabilities:
  Accounts payable                                        818,934              0
  Accrued expenses                                        144,133              0
  Notes payable                                           824,603         51,462
  Taxes payable                                            15,613              0
                                                       ----------     ----------
   Pre-bankruptcy liabilities                           1,803,283
                                                       ----------
   Total long-term liabilities                                            51,462
                                                                      ----------

         Total liabilities                              1,915,192      2,275,769
                                                       ----------     ----------


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Balance Sheets, continued

                                                              March 31,          December 31,
                                                                1999                 1998
                                                            -----------          ------------
Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
1,543,977 issued
and outstanding                                                   1,544                 1,544
Additional paid in capital                                    1,148,378             1,148,379
Accumulated deficit                                          (2,045,709)           (2,122,404)
                                                            -----------           -----------
  Total stockholders' equity                                   (895,787)             (972,481)
                                                            -----------           -----------

    Total liabilities and stockholder's equity              $ 1,019,405           $ 1,303,288
                                                            ===========           ===========


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Operations


                                                    Three            Three
                                                 months ended     months ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------

Net sales                                          $ 1,010,225      $ 1,313,057
Costs of sales                                         616,460          886,938
                                                   -----------      -----------

    Gross profit                                       393,765          426,119
                                                   -----------      -----------

    Operating expenses:
Shipping and selling                                    68,284          180,331
General and administrative                             186,385          289,174
Factor fees and interest                                42,257           49,319
                                                   -----------      -----------
  Total operating expenses                             296,926          518,824
                                                   -----------      -----------

     Operating income (loss)                            96,839          (92,705)

  Other income (expense):
Interest income                                            156              584
Insurance loss adjustment fee                           (8,965)
State income tax                                          (825)               0
Chapter 11 legal expense                               (10,511)               0
                                                   -----------      -----------

  Total other income (expense)                         (20,145)             584
                                                   -----------      -----------

Income (loss) before income taxes                       76,694          (92,121)

Income taxes                                                 0          (21,188)
                                                   -----------      -----------

Net income (loss)                                  $    76,694      $   (70,933)
                                                   ===========      ===========

Net income per share-Basic (loss)                  $      0.08      $     (0.05)
                                                   ===========      ===========

Net income per share-Fully diluted (loss)          $      0.08      $     (0.05)
                                                   ===========      ===========


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Cash Flows

                                                               Three                 Three
                                                            months ended          months ended
                                                            March 31, 1999        March 31, 1998
                                                            --------------        --------------
  Cash flow from operating activities:
Net income (loss)                                            $  76,694               $ (70,933)
                                                             ---------               ---------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                                   13,601                  10,690
Non-cash compensation                                           10,687
  (Increase) decrease in

Accounts receivable                                            (51,018)                 59,191
Inventories                                                    169,072                 (87,001)
Current assets                                                  80,214                 (21,163)
  Increase (decrease) in

Accounts payable                                              (219,034)               (211,369)
Accrued expenses                                                (4,892)                (42,591)
Customer Advances                                               50,885                  28,867
                                                             ---------               ---------
  Total adjustments                                             38,828                (252,689)
                                                             ---------               ---------
   Net cash provided by (used in) operating activities         115,522                (323,622)
                                                             ---------               ---------

   Cash flow from investing activities:
Capital expenditures                                                --                 (25,081)
                                                                                     ---------
  Net cash used by investing activities                             --                 (25,081)
                                                                                     ---------

   Cash flow from financing activities:

Repayment of loans                                            (207,535)                 (9,051)
Proceeds from borrowings                                        20,000                 223,000
                                                             ---------               ---------
  Net cash provided by  (used in) financing activities        (187,535)                213,949
                                                             ---------               ---------

  Net (decrease) increase in cash                              (72,013)               (134,754)
Cash at beginning of period                                    145,454                 202,204
                                                             ---------               ---------
Cash at end of period                                        $  73,441               $  67,450
                                                             =========               =========

Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                                  $  45,575               $  49,319

Non-cash financing transactions:
   Issuance of  Common Stock for consulting                  $      --               $  21,375


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

On March 23, 1999, the company filed petitions for relief under chapter 11 of the federal bankruptcy laws. The action was precipitated by the decline in sales and gross margin and an increase in expenses during the year ended December 31, 1998, resulting in the inability to pay approximately $725,000 due John P. Holmes Co., Inc. that was due January 1, 1999 and other liabilities as they became due.

A Trustee has been appointed and a plan for recover has been prepared. The factor has revised their factoring and lending agreement and such financing continues. A consultant with industry experience has been retained and cost cutting has been affected.

LBU has continued to operate, and has continued to factor its receivables with CIT pursuant to an order of the Bankruptcy Court. LBU has filed a plan of reorganization that provides for: (a) an extension and modification of the CIT agreement, (b) payment to unsecured creditors of either: (i) one share of stock for every $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of creditor's claims, and (c) retention of stock by existing shareholders. A confirmation hearing was held on January 13, 2000 in which the Company's Plan of reorganization was approved.

The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Accounts Receivable And Factoring Arrangements

The Company entered into a factoring arrangement whereby a factor makes advances to the Company based upon a percentage of certain eligible invoices. In addition, the factor makes advances to the Company based upon its eligible inventory levels. Interest of 2% per annum above the prime rate is charged on outstanding advances. The advances are collateralized by the Company's accounts receivable, inventories and certain other assets. In addition, the Company's President and principal shareholder has personally guaranteed advances under these agreements. The factor also charges a commission of 1 1/8% on the gross face amount of all amounts factored, subject to a minimum commission per invoice and other service fees.

                                    LBU, Inc.
               Notes to Condensed Financial Statements, continued
                                   (unaudited)

Note 1 - Accounts Receivable And Factoring Arrangements (Continued)

Prior to the bankruptcy filing date, the Company and CIT revised their factoring agreement whereby the Company repaid the $200,000 advanced during early 1999.

Note 2 - Notes and Capital Lease Payable

Notes and capital lease payable consist of the following as of March 31, 1999 and December 31, 1998:

                                                         1999           1998
                                                     ----------       ----------

Credit advance, CIT Financial (a)                    $        0       $  200,000
Note payable to a bank (b)                               85,464           73,001
Promissory notes payable (c)                            200,000          200,000
Promissory note payable(d)                               30,000           30,000
Convertible notes payable (e)                           500,000          500,000
Capital lease (f)                                         9,138            9,138
                                                     ----------       ----------

Total                                                   824,602        1,012,139
Less, current installments                                    0          960,677
                                                     ----------       ----------
Notes and capital lease payable,
    Less current installments                        $  824,602       $   51,462
                                                     ==========       ==========

(a) CIT extended the Company $200,000 credit, collateralized by inventory and equipment. This line of credit was repaid prior to the Company filing for bankruptcy.
(b) Principal of $33,333 matures in 1999; $52,131 in 2000. Interest accrues at prime plus 1.5%. This loan was repaid in full in November 1999.
(c) $200,000 of principal matured on January 1, 1999 and has become part of the bankruptcy proceedings.
(d) Principal was due to mature on June 22, 2000. Interest accrues at 9.12%. This note has become part of the bankruptcy proceedings.
(e) Principal of $500,000 matured on January 1, 1999. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share. This note has become part of the bankruptcy proceedings.
(f) Lease payments are $3,812 for each year through December 31, 2000. Interest accrues at 12% per annum. This lease has become part of the bankruptcy proceedings.

                                    LBU, Inc.
               Notes to Condensed Financial Statements, continued
                                   (unaudited)

Note 3 - Commitments and Contingencies

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

Wolverton has indicated that it supports the bankruptcy reorganization plan as proposed by the Company. Accordingly, the Wolverton litigation will be resolved by the plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements and Associated Risks

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These forward-looking statements involve risks and uncertainties including the emerging of the Company from bankruptcy proceedings, availability and terms of additional financing; changes which could affect customer payment practices or customer spending; industry trends; the loss of major customers and changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; the outcome of litigation to which the Company is a party and the seasonal nature of the Company's business.

The forward-looking statements contained in this Quarterly Report and made elsewhere by or on behalf of the Company should be considered in light of these factors.

The Company has attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 incorporated by reference to this Quarterly Report ("Additional Information Regarding Forward Looking Statements"). The Company will provide copies of Exhibit 99 to stockholders free of charge upon receipt of a written request submitted to the Company's Secretary at LBU, Inc., 310 Paterson Plank Road, Carlstadt, New Jersey 07072. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington D.C. 20549 or at the Commission's website: http://www.sec.gov.

Bankruptcy Proceedings

On March 22, 1999, the Company filed for protection under Chapter 11 of the bankruptcy laws. The action was precipitated by the decline in sales and gross margin and an increase in expenses during the year ended December 31, 1998, resulting in the inability to pay approximately $725,000 due John P. Holmes Co., Inc. that was due January 1, 1999 and other liabilities as they became due. The company has continued to operate and factor its receivables utilizing a financing company, the CIT Group ("CIT"), pursuant to an order of the Bankruptcy Court. The Company filed with the Bankruptcy Court a plan of reorganization (the "Reorganization Plan") that provides for: (a) an extension and modification of the CIT agreement, (b) payment to unsecured creditors of either:
(I) one share of stock for every $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of creditor's claims, and (c) retention of stock by existing shareholders. A confirmation hearing was held on January 13, 2000 in which the Company's Plan of reorganization was approved.

Wolverton Securities Ltd. ("Wolverton"), which filed a suit against the Company, also indicated that it supports the Reorganization Plan. Accordingly, the
Company expects that the Wolverton litigation will be resolved by the Reorganization Plan. The Company believes that a hearing in the matter of the Reorganization Plan will be held by the end of January, 2000. However, there is no assurance that the Bankruptcy Court will grant the Company's request for approval of the Reorganization Plan.

Results of Operations

Three months ended March 31, 1999 versus three months ended March 31, 1998

The Company's net sales decreased by $ 302,833 or 23% to $ 1,010,225 for the three months ended March 31, 1999 from $ 1,313,058 for the three months ended March 31, 1998. This decrease was due primarily to the loss of one large retail customer and the decrease in the Company's sales effort as a result of the departure of two sales representatives in the first quarter of 1999.

Costs of sales decreased by $ 270,478 to $ 616,460 (or 61% of net sales) for the three months ended March 31, 1999 from $ 886,938 (or 68% of net sales) for the three months ended March 31, 1998. This decrease is primarily attributable to the decrease in sales in the 1999 three-month period and better pricing of orders shipped.

As a result of the foregoing, gross profit decreased by $32,354 to $ 393,765 for the three months ended March 31, 1999 from $ 426,119 for the three months ended March 31, 1998.

Shipping and selling costs decreased by $ 112,047 to $ 68,284 (or 7 % of net sales) for the three months ended March 31, 1999 from $180,331 (or 14 % of net sales) for the three months ended March 31, 1998. This decrease is primarily due to an increase in sales of promotional products and decrease in sales of retail products.

General and administrative expenses decreased by $ 102,789 to $ 186,385 (or 18 % of sales) for the three months ended March 31, 1999 from $ 289,174 (or 22% of sales) for the three months ended March 31, 1998. This decrease primarily is due to a reduction in legal fees, salaries and overhead expenses.

Factor fees and interest decreased by $ 7,062 to $ 42,257 (or 4% of sales) for the three months ended March 31, 1999 from $ 49,319 (or 4% of sales) for the three months ended March 31, 1998. This decrease is a direct result of a decrease in sales.

As a result of the foregoing, total operating expenses decreased by $ 221,898 to $ 296,926 (or 29% of sales) for the three months ended March 31, 1999 from $518,824 (or 40% of sales) for the three months ended March 31, 1998.

As a result of the foregoing, the Company incurred a net income of $76,694 for the three months ended March 31, 1999 as compared to net loss of $70,933 for the three months ended March 31, 1998.

Liquidity and Capital Resources

The Company's cash position as of March 31, 1999 and December 31, 1998 was $73,441 and $145,454, respectively, of which $ 63,805 and $ 94,124 was restricted and not available for general corporate purposes. Net cash provided by (used in) operating activities for the three months ended March 31,1999 and 1998 was $ 115,522 and $ (323,622), respectively, representing an increase of $439,144 in the 1999 period.

During the three months ended March 31, 1998, cash used in investing activities totaled $25,081, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility. No cash was used for investing activities during the three months ended March 31, 1999.

During the three months ended March 31, 1998, net cash generated by financing activities totaled $213,949 which includes $210,000 of proceeds from borrowings during the quarter. During the three months ended March 31, 1999, net cash used in financing activities was $187,535 which includes a repayment of the loan from the company's factor, CIT, in the amount of $207,535 and the borrowing of $20,000 from its bank credit line prior to the filing of bankruptcy.

Currently, LBU's primary source of financing is the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.125% factor charge on its invoices for the guarantee of payment on eligible receivables which CIT then collects from the Company's customers. The Company pays 2% above the prime-lending rate on borrowings up to 85% of an invoice amount.

During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of December 31, 1998, $200,000 had been advanced to the Company under this arrangement. As of March 31, 1999, the $200,000 advanced by CIT was repaid by the company from accounts receivable payments as part of the agreement with CIT to continue with its factoring arrangement during the bankruptcy proceedings.

During 1997, the Company received an equity investment in the amount of $375,000 from the sale of 250,000 shares of its Common Stock to John P. Holmes Co., Inc.
(JPHC) and $500,000 in debt financing, $300,000 of which is convertible into Common Stock of the Company, from JPHC. During the first quarter of 1998, JPHC provided the Company with an additional $200,000 of debt financing. The proceeds of these financings were used by the Company primarily to fund its working capital needs during 1997 and 1998.

The Notes were due on April 1, 1998, however, JPHC agreed not to require repayment before January 1, 1999. Due to the Company's inability to repay the notes upon demand in January 1999, a total of $700,000 was included in the debts listed in the Company's bankruptcy proceedings. The Creditors Committee, of which JPHC is a member, supports the Plan of Reorganization.

The Company generated an operating loss in 1998 of approximately $1.7 million and has experienced a decline in its gross margins in each year since 1994. These events had a significant negative impact on the Company's liquidity. Management of the Company believes that a significant portion of the 1998 operating loss was due to the loss of a large retail customer in 1998, and the loss of two key sales people in the fourth quarter of 1998 which resulted in decreased sales. The Company further believes that the declines in gross margins since 1994 relate primarily to (i) costs associated with the expansion of the Company's business and product lines and (ii) competition, which impacts the Company's ability to maintain its gross margins on its products. While there can be no assurances that the Company will be able to operate profitably, improve gross margins or cash flows or increase liquidity during 1999 the Company believes that the filing of protection under the bankruptcy laws in the first quarter of 1999 together with the reduction of costs and shipping only orders that have a profitable gross margin would result in better operating results and improved financial condition. In the event that the Company is unsuccessful in its efforts to emerge from bankruptcy procedures or cannot operate profitably on a sustained basis, it may be required to significantly alter its strategy and implement cost reduction or other cash flow enhancement programs.

Year 2000 Issue

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The company is in the process of changing its main operating to system to one that is recognized as full compliant with year 2000 issues.

The Company initiated communications with third-party suppliers of all its production machines and equipment and raw materials used, operated or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. The Company was notified by such third-party suppliers that they are Year 2000 compliant. The Company also ran tests using special software to ensure that its production machines and equipment are Year 2000 compliant.

In addition, the operation of the office and facilities equipment of the Company, such as fax machines, photocopiers, telephone switches, security systems and other common devices, may be affected by the Year 2000 problem. The Company completed upgrading and replacing these internal systems and believes that they are Year 2000 compliant and will not have a material adverse effect on its business or results of operations but it cannot provide any assurance to this effect.

Income taxes

As of December 31, 1998 the Company had federal and state net operating loss carryforwards of approximately $1,750,000 and $1,930,000, respectively which will begin to expire in 2018 and 2005, respectively.

New Financial Standards

In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated.

The adoption of SFAS 131 has had no impact on the Company's results of operations, financial position or cash flows. Management does not receive, nor does the Company generate, discrete financial operating results for any portion of the business other than for product sales.

                           PART II. Other Information

Item 1.  Legal Proceedings

During March, 1996, Glenneyre Capital Corporation, Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiff's") filed a suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, by and between the Plaintiff's and LBU.

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

The Company, based on legal advice, believes the action it has taken by invalidating and canceling the Shares is appropriate. The Company has since initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. Discovery in this case is proceeding.

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

Wolverton has indicated that it supports the Chapter 11 Plan of Reorganization currently being proposed. Accordingly, if the Reorganization Plan is approved, the Wolverton litigation will be resolved pursuant to the terms of the Reorganization Plan.

The Company is involved in litigation from time to time which is incidental to the conduct of its business.

Item 2.  Default upon Senior Securities and Creditors

On March 22, 1999, the Company filed for protection from its creditors to the extent of $1,803,283. Included in this amount was $824,603 of notes payable; $963,067 payable to various vendors and suppliers; and $15,613 in state franchise tax payable to New York and New Jersey. The notes payable included an amount of $700,000 of a note payable to John P. Holmes Co., Inc. (JPHC) due January 1, 1999 plus accrued interest at 9.12%.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit No.    Description

         2.1 Plan of Reorganization dated February 17, 1995 by and between New Century Media, Ltd. a Nevada Corporation, and LBU, Inc. a Delaware Corporation.(1)
         3.1 Certificate of Incorporation of LBU, Inc. dated September 2, 1994. (2)
         3.2            By-laws of LBU, Inc. dated October 4, 1994. (2)
         3.3            Form of two-year stock purchase warrant.(3)
         3.4            Form of Three-year stock purchase warrant.(3)
         10.1           Factoring  Agreement  dated  October  25,  1993  by  and
                        between LBU, Inc. (Delaware) and The CIT Group/Commercial Services Inc. (4)
         10.2 Guaranty dated October 25, 1993 by and between CIT and Jeffrey and Isel Mayer, individually, relating to the above Factoring Agreement.(4)
         10.3 Inventory Security Agreement dated January 4, 1995 by and between LBU, Inc. and The CIT Group/Commercial Services, Inc.(4)
         10.4 Lease agreement dated April 1, 1995 by and between Albert Frassetto Enterprises, a sole proprietorship, and Bags of Carlstadt, Inc. (4)
         10.5 Subscription Agreement dated March 27, 1997 by and between JPHC and the Registrant.(4)
         10.6 Promissory note dated August 21, 1997, as amended on February 21, 1998, by and between the Registrant and John P. Holmes & Company, Inc. (4)
         10.7 Promissory note dated September 19, 1997, as amended on November 21, 1997 and February 21, 1998, by and between the Registrant and JPHC.(4)
         10.8 Consulting agreement dated February 19, 1998 by and between JPO, LLC and the Registrant. (4)
         21.1           List of Subsidiaries
                        Subsidiary                      State of Incorporation
                        LBU, Inc.                       Delaware
                        Bags of Carlstadt, Inc.         New Jersey

         27.1           Financial Data Schedule (filed via EDGAR only).

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

         (4) Filed as an Exhibit to the Company's Form 10-QSB/a for the year ended December 31, 1997 (filed on April 22, 1998) and incorporated herein by reference thereto.

(b) Reports on Form 8K filed during the last quarter of the period covered by this report:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2000


                                         LBU, INC.

                                         By: /s/ Jeffrey Mayer
                                         ---------------------------
                                            Jeffrey Mayer

                                         Chairman of the Board
                                         Chief Executive Officer, President
                                         (Principal executive and financial
                                         And accounting officer)
                                         Director