Form 10QSB
period 1999-06-30
LBU INC
filed 2000-04-18
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

--------------------------------------------------------------------------------
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

Transitional Small Business Disclosure Format (check one):      YES [_]   NO [X]

                                    LBU, Inc.
                                      INDEX


                                                                      Page No
Part I - Financial Information:

Item 1. Condensed Balance Sheets June 30, 1999 and December 31, 1998        3

         Condensed Statements of Operations for the Six Months Ended
         June 30, 1999 and 1998                                             5

         Condensed Statements of Cash Flows for the Six Months Ended
         June 30, 1999 and 1998                                             6

         Notes to Condensed Financial Statements (Unaudited)                7



Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Part II - Other Information:

Item 1.  Legal Proceedings                                                 15

Item 2.  Default upon Senior Securities and Creditors                      15

Item 6.  Exhibits and Reports on Form 8-K                                  16


Signatures                                                                 18

PART I

Item 1. Financial Statements

                                    LBU, Inc.
                                 Balance Sheets

                                                               June 30,           December 31,
                                                                 1999                 1998

                                                  ASSETS
Current assets:
  Cash and cash equivalents                                 $   (1,133)          $    51,330
  Restricted cash                                               63,805                94,124
  Accounts receivable (net of allowance for
     bad debts of  $25,000)                                    123,862                47,189
  Inventory                                                    449,497               675,958
  Other current assets                                          46,123               126,999
                                                            ----------           -----------
    Total current assets                                       682,154               995,600

Noncurrent assets:
  Fixed assets, net                                            249,658               262,967
  Other assets                                                  44,428                44,720
                                                            ----------           -----------

       Total assets                                         $  976,240           $ 1,303,287
                                                            ----------           -----------

         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Account payable                                           $   76,954           $ 1,037,968
  Accrued expenses                                              48,806               198,565
  Customer advances                                             29,950                11,484
  Taxes payable                                                      0                15,613
  Note payable - current                                             0               960,677
                                                            ----------           -----------
     Total current liabilities                                 155,710             2,224,307
                                                            ==========           ===========

Pre-DIP liabilities:
  Accounts Payable                                             792,816                     0
  Accrued Expenses                                              73,030                     0
  Notes payable                                                817,677                51,462
  Taxes payable                                                 15,613                     0
                                                            ----------           -----------
     Total long-term liabilities                             1,699,136                51,462
                                                            ----------           -----------

         Total liabilities                                   1,854,846             2,275,769
                                                            ==========           ===========


          See accompanying notes to the condensed financial statements.

                                    LBU, Inc.
                            Balance Sheets, continued


                                                        June 30,            December 31,
                                                          1999                  1998
                                                      -----------          -------------
Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
1,543,977 and 1,543,977 issued
and outstanding, respectively                               1,544                 1,544
Additional paid in capital                              1,148,378             1,148,379
Retained earnings (deficit)                            (2,028,528)           (2,122,404)
                                                      -----------          -------------
  Total stockholders' equity                             (878,606)             (972,481)
                                                      -----------          -------------

    Total liabilities and stockholder's equity        $   976,240          $  1,303,288
                                                      ===========          ============




          See accompanying notes to the condensed financial statements.

                                    LBU, Inc.
                            Statements of Operations

                                                  Six  months ended         Six  months ended
                                                    June 30, 1999             June 30, 1998
                                                    -------------             -------------
Net sales                                             $ 1,864,854               $ 2,645,966
Costs of goods sold                                     1,120,605                 1,808,817
                                                      -----------               -----------

    Gross profit                                          744,249                   837,149
                                                      -----------               -----------

    Operating expenses:
Shipping and selling                                      168,577                   316,115
General and administrative expense                        373,696                   747,952
Factor fees and interest                                   65,297                   107,869
                                                      -----------               -----------
  Total operating expenses                                607,570                 1,171,936
                                                      -----------               -----------

     Operating (loss) income                              136,679                  (334,787)

  Other income (expense):
Interest                                                      161                     1,514
Sale of Fixed Assets                                            0                     1,133
State income tax                                             (825)
Chapter 11 Expense                                        (42,140)                        0
                                                      -----------               -----------


  Total other income (expense)                            (42,804)                    2,647
                                                      -----------               -----------

Income (loss) before income taxes                          93,875                  (332,140)

Income tax provision                                            0                    72,894
                                                      -----------               -----------

Net (loss) income                                     $    93,875               $  (259,246)
                                                      ===========               ===========

Net (loss) income per share-Basic                     $     .05                 $      (.17)

Net (loss) income per share-Fully diluted             $     .05                 $      (.17)



          See accompanying notes to the condensed financial statements.

                                    LBU, Inc.
                            Statements of Cash Flows

                                                              Six                 Six
                                                          months ended        months ended
                                                         June 30, 1999       June 30, 1998
                                                         -------------       -------------
  Cash flow from operating activities:
Net income (loss)                                           $   93,875         $ (259,246)
                                                            ----------         ----------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                                   13,601             21,297
  (Increase) decrease in
Accounts receivable                                            (76,673)            (6,230)
Inventories                                                    226,461           (242,394)
Other Current Assets                                            80,876           (124,124)
  Increase (decrease) in
Accounts payable                                              (168,198)          (111,190)
Accrued expenses                                               (76,729)           (87,913)
Customer Advances                                               18,466            102,090
                                                            ----------         ----------
  Total adjustments                                            (17,804)          (448,464)
                                                            ----------         ----------
   Net cash provided by (used in) operating activities         111,679           (707,710)
                                                            ----------         ----------

   Cash flow from investing activities:
Capital expenditures                                                --            (29,579)
                                                                                  -------
  Net cash used by investing activities                             --            (29,579)
                                                                                  -------

   Cash flow from financing activities:
Repayment of loans                                            (214,461)           (27,695)
Sales of common stock                                               --             46,375
Proceeds from borrowings                                        20,000            548,000
                                                            ----------         ----------
  Net cash (used in) provided by financing activities         (194,461)           566,680
                                                            ----------         ----------

  Net (decrease) increase in cash                              (82,782)          (170,609)
Cash at beginning of period                                    145,454            202,204
                                                            ----------         ----------
Cash at end of period                                       $   62,672         $   31,595
                                                            ==========         ==========

Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                                 $   70,575         $   14,119
   Income taxes                                             $      825         $    4,543
Non-cash financing transactions:
   Issuance of  Common Stock for consulting                 $       --         $   21,375


         See accompanying notes to the condensed financial statements.

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

The operating results for the six ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


Note 2 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of June 30, 1999 and December 31, 1998:


                                                   1999                1998
                                                ---------           ----------

Credit advance, CIT Financial (a)               $       0           $  200,000
Note payable to a bank (b)                         78,539               73,001
Promissory notes payable (c)                      200,000              200,000
Promissory note payable(d)                         30,000               30,000
Convertible notes payable (e)                     500,000              500,000
Capital lease (f)                                   9,138                9,138
                                                ---------           ----------

Total                                             817,677            1,012,139
Less, current installments                              0              960,677
                                                ---------           ----------
Notes and capital lease payable,
    Less current installments                   $ 817,677           $   51,462
                                                =========           ==========

(a) CIT extended the Company $200,000 credit, collateralized by inventory and equipment. This line of credit was repaid prior to the Company filing for bankruptcy.

(b) Principal of $33,333 matures in 1999; $45,206 in 2000. Interest accrues at prime plus 1.5%. This loan was repaid in full in November 1999.

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

Results of Operations

Six months ended June 30, 1999 versus Six months ended June 30, 1998

The Company's net sales decreased by $ 781,112 to $ 1,864,854or 30% for the six months ended June 30, 1999 from $ 2,645,966 for the six months ended June 30, 1998. This decrease was due primarily to the loss of one large retail customer and the decrease in the Company's sales effort as a result of the departure of two sales representatives in the first quarter of 1999.

Costs of sales decreased by $ 688,212 to $ 1,120,605 (or 60% of net sales) for the six months ended June 30, 1999 from $ 1,808,817 (or 68% of net sales) for the six months ended June 30, 1998. This decrease is primarily attributable to the decrease in sales in the 1999 six-month period and better pricing of orders shipped.

As a result of the foregoing, gross profit decreased by $92,900 to $ 744,249 for the six months ended June 30, 1999 from $ 837,149 for the six months ended June 30, 1998.

Shipping and selling costs decreased by $ 147,538 to $ 168,577 (or 9 % of net sales) for the six months ended June 30, 1999 from $316,115 (or 12 % of net sales) for the six months ended June 30, 1998. This decrease is primarily due to an increase in sales of promotional products and decrease in sales of retail products.

General and administrative expenses decreased by $ 374,256 to $ 373,696 (or 20 % of sales) for the six months ended June 30, 1999 from $ 747,952 (or 28% of sales) for the six months ended June 30, 1998. This decrease primarily is due to a reduction in legal fees, salaries and overhead expenses.

Factor fees and interest decreased by $ 42,572 to $ 65,297 (or 4% of sales) for the six months ended June 30, 1999 from $ 107,869 (or 4% of sales) for the six months ended June 30, 1998. This decrease is a direct result of a decrease in sales.

As a result of the foregoing, total operating expenses decreased by $ 564,366 to $ 607,570 (or 33% of sales) for the six months ended June 30, 1999 from $1,171,936 (or 44% of sales) for the six months ended June 30, 1998.

As a result of the foregoing, the Company incurred a net income of $93,875 for the six months ended June 30, 1999 as compared to net loss of $259,246 for the six months ended June 30, 1998.


Liquidity and Capital Resources

The Company's cash position as of June 30, 1999 and December 31, 1998 was $62,672 and $145,454, respectively, of which $ 63,805 and $ 94,124 was restricted and not available for general corporate purposes. Net cash provided by (used in) operating activities for the six months ended June 30,1999 and 1998 was $ 111,679 and $ (707,710), respectively, representing an increase of $819,389 in the 1999 period.

During the six months ended June 30, 1998, cash used in investing activities totaled $29,579, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility. No cash was used for investing activities during the six months ended June 30, 1999.

During the six months ended June 30, 1998, net cash generated by financing activities totaled $566,680 which includes $548,000 of proceeds from borrowings during the period. During the six months ended June 30, 1999, net cash used in financing activities was $194,461 which includes a repayment of the loan from the company's factor, CIT, in the amount of $214,461 and the borrowing of $20,000 from its bank credit line prior to the filing of bankruptcy.

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