Form 10QSB
period 1999-09-30
LBU INC
filed 2000-04-18
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                         Commission File Number: 2-41015

--------------------------------------------------------------------------------

                                    LBU, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

--------------------------------------------------------------------------------
Nevada                                                               62-1203301
(State or Other Jurisdiction of            (I.R.S.  Employer Identification No.)
 Incorporation or Organization)


310 Paterson Plank Road, Carlstadt, N.J.                                  07072
Address of Principal Executive Offices)                               (Zip code)

Issuer's Telephone Number, Including Area Code:                  (201) 933-2800

Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report:

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

As of December 31, 1999, the Issuer had 1,414,370 shares of Common Stock, par value $.001, outstanding.

Transitional Small Business Disclosure Format (check one):  YES [__]  NO [X]

                                    LBU, Inc.
                                      INDEX

                                                                         Page No
Part I - Financial Information:

Item 1. Condensed Balance Sheets September 30, 1999 and December 31, 1998      3

         Condensed Statements of Operations for the Nine Months Ended
         September 30, 1999 and 1998                                           5

         Condensed Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998                                           6

         Notes to Condensed Financial Statements (Unaudited)                   7



Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Part II - Other Information:

Item 1.  Legal Proceedings                                                    15

Item 2.  Default upon Senior Securities and Creditors                         15

Item 6.  Exhibits and Reports on Form 8-K                                     16


Signatures                                                                    18

PART I

Item 1. Financial Statements

                                    LBU, Inc.
                                 Balance Sheets

                                                           September 30,         December 31,
                                                               1999                  1998
       ASSETS
Current assets:
  Cash and cash equivalents                                 $     8,822          $    51,330
  Restricted cash                                                63,805               94,124
  Accounts receivable (net of allowance for
     bad debts of  $25,000)                                     132,100               47,189
  Inventory                                                     477,347              675,958
  Other current assets                                           69,022              126,999
                                                            -----------          -----------
    Total current assets                                        751,096              995,600

Noncurrent assets:
  Fixed assets, net                                             309,690              262,967
  Other assets                                                   44,428               44,720
                                                            -----------          -----------

       Total assets                                         $ 1,105,214          $ 1,303,287
                                                            ===========          ===========


       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Account payable                                           $   155,609          $ 1,037,968
  Accrued expenses                                               54,160              198,565
  Customer advances                                              22,790               11,484
  Taxes payable                                                       0               15,613
  Note payable - current                                              0              960,677
                                                            -----------           ----------
     Total current liabilities                                  232,559            2,224,307
                                                            -----------          -----------

Pre-DIP liabilities:
  Accounts Payable                                              792,747                    0
  Accrued Expenses                                               73,030                    0
  Notes payable                                                 811,312               51,462
  Taxes payable                                                  15,613                    0
                                                            -----------          -----------
     Total long-term liabilities                              1,692,702               51,462
                                                            -----------          -----------

         Total liabilities                                    1,925,261            2,275,769
                                                            -----------          -----------


          See accompanying notes to the condensed financial statements.

                                    LBU, Inc.
                            Balance Sheets, continued


                                                               September 30,            December 31,
                                                                   1999                     1998
                                                                ----------               -----------
Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
1,543,977 and 1,543,977 issued
and outstanding, respectively                                        1,544                     1,544
Additional paid in capital                                       1,148,378                 1,148,378
Retained earnings (deficit)                                     (1,969,969)               (2,122,404)
                                                               -----------               -----------
  Total stockholders' equity                                      (820,047)                 (972,482)
                                                               -----------               -----------

    Total liabilities and stockholder's equity                 $ 1,105,214               $ 1,303,287
                                                               ===========               ===========





          See accompanying notes to the condensed financial statements.

                                   LBU, Inc.
                            Statements of Operations

                                                            Nine  months ended            Nine  months ended
                                                            September 30, 1999            September 30, 1998
                                                            ------------------            ------------------
Net sales                                                       $ 2,802,050                    $ 4,413,381
Costs of goods sold                                               1,700,263                      3,541,467
                                                                -----------                    -----------

    Gross profit                                                $ 1,101,787                        871,914
                                                                -----------                    -----------

     Operating expenses:
Shipping and selling                                                251,090                        482,573
General and administrative expense                                  587,395                    $ 1,025,566
Factor fees and interest                                             87,274                        130,685
                                                                -----------                    -----------
  Total operating expenses                                          925,759                      1,638,824
                                                                -----------                    -----------

     Operating (loss) income                                        176,028                       (766,910)

  Other income (expense):
Interest                                                                161                          2,401
Sale of Fixed Assets                                                      0                          1,134
Forfeited Deposits                                                        0                         (7,000)
State Income Tax                                                       (825)                        (4,543)
Prior Year CIT C/B Recovery                                          25,000                              0
Chapter 11 Expenses                                                 (47,927)                             0
                                                                -----------                    -----------

  Total other income (expense)                                      (23,591)                        (8,008)
                                                                -----------                    -----------

Income (loss) before income taxes                                   152,437                       (774,918)

Income tax provision                                                      0                        178,231
                                                                -----------                    -----------

Net (loss) income                                               $   152,437                    $  (596,687)
                                                                ===========                    ============

Net (loss) income per share-Basic                               $       .05                    $      (.14)

Net (loss) income per share-Fully diluted                       $       .05                    $      (.14)



         See accompanying notes to the condensed financial statements.

                                    LBU, Inc.
                            Statements of Cash Flows

                                                        Nine months ended             Nine months ended
                                                        September 30, 1999            September 30, 1998
                                                        ------------------            ------------------
Cash flow from operating activities:
Net income (loss)                                           $  152,437                    $ (596,687)
                                                            ----------                    ----------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                                   13,601                        32,070
  (Increase) decrease in
Accounts receivable                                            (84,911)                       56,696
Inventories                                                    198,611                       360,252
Other assets                                                    57,977                      (299,113)
  Increase (decrease) in
Accounts payable                                               (89,613)                      (82,462)
Accrued expenses                                               (71,375)                      (17,115)
Customer Advances                                               11,306                        19,716
                                                            ----------                    ----------
  Total adjustments                                             35,596                        70,044
                                                            ----------                    ----------
   Net cash provided by (used in) operating activities         188,033                      (526,643)
                                                            ----------                    ----------

   Cash flow from investing activities:
Capital expenditures                                           (60,032)                      (30,662)
                                                            ----------                    ----------
  Net cash used by investing activities                        (60,032)                      (30,662)
                                                            ----------                    ----------

   Cash flow from financing activities:
Repayment of loans                                            (220,828)                     (130,034)
Sales of common stock                                               --                        46,375
Proceeds from borrowings                                        20,000                       548,000
                                                            ----------                    ----------
  Net cash provided by financing activities                   (200,828)                      464,341
                                                            ----------                    ----------

  Net (decrease) increase in cash                              (72,827)                      (92,964)
Cash at beginning of period                                    145,454                       202,204
                                                            ----------                    ----------
Cash at end of period                                       $   72,627                    $  109,240
                                                            ==========                    ==========

Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                                 $   94,431                    $  186,335
   Income taxes                                             $      825                    $    4,543
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

The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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



Note 2 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of September 30, 1999 and December 31, 1998:

                                                       1999             1998
                                                       ----             ----

Note payable to a bank (a)                         $   72,173       $   73,001
Credit Line from Factor(b)                                  0          200,000
Promissory notes payable (c)                          400,000          200,000
Promissory notes payable (d)                           30,000           30,000
Convertible notes payable (e)                         300,000          500,000
Capital lease (f)                                       9,138            9,138
                                                   ----------       ----------
            Total                                     811,311        1,012,139

Less, current installments                                 --          960,677
                                                   ----------       ----------
Notes and capital lease payable,
Less current installments                          $  811,311       $   51,462
                                                   ==========       ==========

(a) CIT extended the Company $200,000 credit, collateralized by inventory and equipment. This line of credit .was repaid prior to the Company filing for bankruptcy.

(b) Principal of $33,333 matures in 1999; $38,840 in 2000. Interest accrues at prime plus 1.5%. This loan was repaid in full in November 1999.

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

Results of Operations

Nine months ended September 30, 1999 versus Nine months ended September 30, 1998

The Company's net sales decreased by $ 1,611,331 to $ 2,802,050 or 37% for the nine months ended September 30, 1999 from $ 4,413,381 for the nine months ended September 30, 1998. This decrease was due primarily to the loss of one large retail customer and the decrease in the Company's sales effort as a result of the departure of two sales representatives in the first quarter of 1999.

Costs of sales decreased by $ 1,841,204 to $ 1,700,263 (or 61% of net sales) for the nine months ended September 30, 1999 from $ 3,541,467 (or 80% of net sales) for the nine months ended September 30, 1998. This decrease is primarily attributable to the decrease in sales in the 1999 nine-month period and better pricing of orders shipped.

As a result of the foregoing, gross profit increased by $229,873 to $ 1,101,787 for the nine months ended September 30, 1999 from $ 871,914 for the nine months ended September 30, 1998.

Shipping and selling costs decreased by $ 231,483 to $ 251,090 (or 9 % of net sales) for the nine months ended September 30, 1999 from $482,573 (or 11 % of net sales) for the nine months ended September 30, 1998. This decrease is primarily due to an increase in sales of promotional products and decrease in sales of retail products.

General and administrative expenses decreased by $ 438,171 to $ 587,395 (or 21 % of sales) for the nine months ended September 30, 1999 from $ 1,025,566 (or 23% of sales) for the nine months ended September 30, 1998. This decrease primarily is due to a reduction in legal fees, salaries and overhead expenses.

Factor fees and interest decreased by $ 43,411 to $ 87,274 (or 3% of sales) for the nine months ended September 30, 1999 from $ 130,685 (or 3% of sales) for the nine months ended September 30, 1998. This decrease is a direct result of a decrease in sales.

As a result of the foregoing, total operating expenses decreased by $ 713,065 to $926,759 (or 33% of sales) for the nine months ended September 30, 1999 from $1,638,824 (or 37% of sales) for the nine months ended September 30, 1998.

As a result of the foregoing, the Company incurred a net income of $152,437 for the nine months ended September 30, 1999 as compared to net loss of $596,687 for the nine months ended September 30, 1998.


Liquidity and Capital Resources

The Company's cash position as of September 30, 1999 and December 31, 1998 was $72,627 and $145,454, respectively, of which $ 63,805 and $ 94,124 was restricted and not available for general corporate purposes. Net cash provided by (used in) operating activities for the nine months ended September 30,1999 and 1998 was $ 188,033 and $ (526,643), respectively, representing an increase of $714,676 in the 1999 period.

During the nine months ended September 30, 1998, cash used in investing activities totaled $30,662, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility. During the nine months ended September 30, 1999, cash used in investing activities totaled $60,032, which consists primarily of capital expenditures for upgrading the Company's computer hardware and software to correct any Y2K problems.

During the nine months ended September 30, 1998, net cash generated by financing activities totaled $464,341 which includes $548,000 of proceeds from borrowings during the period. During the nine months ended September 30, 1999, net cash used in financing activities was $200,828 which includes a repayment of the loan from the company's factor, CIT, and principal payments to the Company's credit line in the amount of $220,828 and the borrowing of $20,000 from its bank credit line prior to the filing of bankruptcy.

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


Year 2000 Issue

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 ("Year 2000"). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. The company is in the process of changing its main operating system to one that is recognized as full compliant with year 2000 issues.

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

Date: March 9, 2000


                                          LBU, INC.


                                          By: /s/ Jeffrey Mayer
                                          --------------------------------------
                                             Jeffrey Mayer
                                             Chairman of the Board
                                             Chief Executive Officer, President
                                             (Principal executive and financial
                                             And accounting officer)
                                             Director