Form 10KSB
period 1999-12-31
LBU INC
filed 2000-05-26
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1999

                         Commission File Number: 2-41015

                                    LBU, Inc.
                 (Name of Small Business Issuer in its Charter)

             Nevada                                       62-1203301
(State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

310 Paterson Plank Road, Carlstadt, New Jersey                07072
  (Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code: (201) 933-2800

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the year ended December 31, 1999 were $3,801,774.

The aggregate market value of the voting stock traded on the OTC Electronic Bulletin Board held by non-affiliates computed by reference to the closing sale price of such stock, as reported by the National Quotation Bureau, on May 4, 2000 was $13,133*.

----------
* Based on a trade price of $.025 per share on January 7, 2000, the last available trade price of the shares of Common Stock.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_].

As of May 4, 2000, the issuer had 1,814,334 shares of Common Stock, par value $.001 outstanding.

Transitional Small Business Disclosure Format    Yes __________ No _____X____

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business...............................................1

Item 2.  Description of Property...............................................8

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................10

                                PART II

Item 5.  Market For Common Equity and Related Stockholders Matters............10

Item 6.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................11

Item 7.  Financial Statements.................................................16

Item 8.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................16

                               PART III

Item 9.  Directors and Executive Officers of the Registrant...................17

Item 10. Executive Compensation...............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management.......18

Item 12. Certain Relationships and Related Transactions.......................20

Item 13. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K ..........................................20

SIGNATURES ...................................................................23

EXHIBIT INDEX ................................................................24

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

     On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The financial condition of the Company was adversely affected as a result of (i) an increase in costs associated with the expansion of the Company's business and product lines since the end of 1997; and (ii) a decrease in sales and a net loss of approximately $1.7 million in 1998. The petition was precipitated by two factors (i) the Company's inability to repay approximately $725,000 of promissory notes (the "Notes") (principal and accrued interest thereon) which became due to John P. Holmes & Company, Inc. ("JPHC"), a principal stockholder of the Company, on January 1, 1999; and (ii) significant legal fees incurred by the Company as a result of a securities suit filed by Wolverton Securities Ltd. ("Wolverton") and the diversion of management's attention to such litigation. See Item 3. "Legal Proceedings."

     As of May 4, 1999, the Company's secured debt to its factor, The CIT Group/Commercial Services, Inc. ("CIT"), amounted to $349,451 and its total unsecured debt was estimated at approximately $2,000,000

     On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and CIT , which enabled the Company to continue its operations during the Chapter 11 proceedings. On January 13, 2000, the
Bankruptcy Court issued an order confirming a plan of reorganization, as amended, (the "Reorganization Plan") which was filed by the Company. The Reorganization Plan provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and (c) retention of stock by the existing stockholders of the Company.

     Prior to filing the petition, the Company retained the services of a workout consultant (the "Consultant") and effected certain changes pursuant to his advice, which included reducing its executive staff, closing the New York show room, and expanding its Dominican Republic production. In addition, the aggregate guaranteed salaries of Jeffrey Mayer, the Company's Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer, and his spouse , Ms. Isel Pineda Mayer, were reduced from $165,000 to $60,000.

     In March 2000, the Company made the first monthly payment to 80 creditors who elected a cash payment of 22.5% of their claim in 20 monthly installments pursuant to the provisions of the Reorganization Plan. In addition, as of the date of this Report, the Company issued an aggregate of 449,897 shares of Common Stock to six of the eight creditors, including JPHC, who elected to receive stock in full satisfaction of their claims. An additional 233,398 shares of Common Stock are yet to be issued by the Company to two creditors, including 232,000 shares to Wolverton.

     The bag and accessory business operated by the Company was founded in 1989 by Mr. Mayer, as a New York corporation, which manufactured and sold designer laundry bags to local and regional retail outlets such as Zabar's, Conway and college bookstores. The Company has since expanded its product line and distribution channels to national and international customers in the retail, promotional, original equipment manufacturer and industrial markets. In 1995, this business was acquired by the Company in a reorganization, which resulted in Mr. Mayer becoming the Company's principal shareholder, President and Chief Executive Officer. See --"History of Corporate Structure."

Promotional Products

     The Company's popular promotional products include gear and travel bags, insulated water bottle holders, cosmetic bags, backpacks, duffel and tote bags, compact disc holders and golf shoe bags. The Company has successfully developed promotional programs for many Fortune 500 companies operating in the retail, communications, financial, health care, automotive and other industries. During 1998 and 1999, sales of promotional products accounted for approximately $2.3 million and $2.2 million or 42% and 58% of the Company's total sales, respectively.

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

Accessory Products

The Company offers a line of high-end designer bags for the accessory market. These fashionable products include over 100 styles using various high-tech fabrics such as Europrene(TM), denims, nylons, vinyl and micromeshes. The Company's accessory products include: cosmetic cases, back packs, water bottle bags, briefcases, sports sacks, hand bags and designer travel bags. The Company's clients include some of the leading department stores and boutiques in the United States as well as major retailers in Japan.

     During 1998 and 1999, sales of retail products consisted primarily of housewares and accounted for approximately $2.9 million and $1.0 million or 53% and 27% of the Company's total sales, respectively.

Products Made for Industrial Manufactures and Original Equipment Manufacturers ("OEMs")

     The Company sells custom made bags and cases for various commercial and industrial packaging and government applications. In the Industrial segment, the Company's products include heavy-duty laundry bags for commercial laundromats, dry cleaners, prisons, hospitals and hotels. In the OEMs segment, products include custom manufactured bags, pouches and cases that are typically reusable, environmentally friendly and incorporated into the OEMs' product as value-added features. During 1998 and 1999, sales of products to the industrial manufacturers and OEMs accounted for $293,000 and $570,000 or 5% and 15% of the Company's total sales, respectively.

Operation and Production

     The Company is able to manufacture and ship customized quality products to its customers in short time intervals. Depending upon order size, product type, customization and raw material availability, the Company's lead times generally range from 2 days to 4 weeks.

     The Company's production facility is a vertically integrated operation which houses creative design, samples, cutting, sewing and printing operations within a 30,000 square foot facility in Carlstadt, New Jersey. In 1999, the Company invested a total of $85,000 in new computers, which enable the Company, among others, to better monitor orders and inventory, and in new equipment for the cutting department. The Company intends to invest an additional $75,000 in automatic screen-printing equipment in the second and third quarters of 2000.

     In order to meet production requirements, during 1999 the Company also utilized outside sewing subcontractors located in close proximity to the Company's facility. The use of outside sewing subcontractors provides the Company with flexibility to meet peak production requirements without increasing fixed overhead costs. The Company compensates sewing subcontractors at a fixed rate per piece sewn.

     The Federal government's "807 Plan" encourages U.S. manufacturers to ship partially manufactured goods to the Caribbean Basin and Pacific Rim regions for further processing. When the goods return to the U.S. as finished products, however, there are no collective duties on them. Duty is paid only on the manufacturing cost, which is a small percentage of the entire product cost. In November 1997, the Company began manufacturing products under subcontractor arrangements relating to specific orders in the Dominican Republic. Labor and overhead costs are significantly lower in the Dominican Republic than in the United States. These arrangements offer LBU increased production capacity. The Company does not employ any personnel, nor does it own or rent fixed assets, real property or production facilities in the Dominican Republic. However, the Company receives production and inventory reports and the Company's personnel make periodic on-site production visits.

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

Sales and Marketing

     The Company sells its products directly through in-house and outside independent sales representatives. During 1999, the Company's products were primarily sold in the United States to independent and promotional product distributors, national and regional retailers, department store chains, mass merchants and through other channels of distribution.

     Management believes that many promotional products suppliers generate sales by (i) providing one or more product catalogs and utilizing customer service representatives to take orders from the catalogs, and (ii) through the use of outside sales representatives who serve more than one supplier. The Company utilizes dedicated in-house representatives and outside sales representatives to actively market products in regional territories. The Company believes that this approach results in more focused selling efforts. To complement its sales strategy, the Company will begin to distribute its first full product line catalog for all of its non-houseware business segments in the second half of 2000.

     Mr. Mayer,  the Company's  President,  Chief  Executive  Officer and Acting
Chief Financial Officer, oversees the Company's marketing efforts and plays a major role in selling the Company's products. In addition, the Company currently employs four persons in its sales and marketing operation. The Company engages 15 non-exclusive outside sales representatives and intends to engage al least two additional sales representatives in 2000. The Company compensates sales representatives based on a percentage of sales generated.

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

     The Company relies primarily on extensive advertising throughout the industry trade publications and other industrial and government-buying guides to increase market share of products made for industrial manufacturers and OEMs. The Company also advertises its promotional products in various promotional magazines.

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

     In the event of an interruption in supply, the Company believes other manufacturers with whom it does business would be able to fill the Company's requirements. In 1999, coated and uncoated nylon, mesh, canvas and Europrene(TM) was purchased from approximately twelve suppliers who comprise a substantial portion of the Company's raw material sources.

     The Company's policy, subject primarily to availability of capital, is to maintain an adequate raw material inventory base and, accordingly, it orders products substantially in advance of anticipated time of sale to its customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances the Company places firm commitments for products up to six months in advance of receipt of firm orders from customers. LBU's arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order. The Company's finished goods inventory comprised 46% and 42% of total inventory levels as of December 31, 1998 and 1999, respectively, and consisted primarily of products manufactured for sale in the retail housewares industry segment.

Competition

Promotional Products

     The promotional products market is highly fragmented and competitive. The Company competes with a large number of other promotional product suppliers, some of which have more diversified product offerings, and others that market only a limited number of products or lines. The Company's competitions in the promotional products segment include Norwood Promotional Products, Toppers and Gemline. The Company competes primarily on the basis of customer service, turnaround time, selection and price. The Company believes that it has some advantage over certain competitors in this market due to its primary sales and marketing focus on the advantages of functional and wearable bags and bag-related items as a marketing tool compared with other industry participants which offer multiple lines of promotional products, which include traditional items such as T-shirts, hats and pens. In addition, the Company has the ability to create, manufacture and distribute a complete promotional program to its clients on a relatively short turnaround schedule. The Company has the ability to produce and deliver a selection of custom manufactured samples in multiple styles and colors emblazoned with the client's corporate insignia in 24 hours or less.

This compares favorably to import competitors, which generally require two weeks or more to generate samples. The Company further believes that offering decision makers a complete marketing program including a wide range of timely samples, which are customized in terms of style, design, material, color and function, may enhance the likelihood that the Company will receive certain orders. As such, certain of the Company's competitors are also its clients and purchase the Company's products to fulfill orders, which they have received from their customers.

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

Retail Products

     The markets for retail products are highly competitive and include numerous domestic and foreign competitors, some of which are significantly larger and have substantially greater financial and other resources than the Company. The Company's main competitor in the retail products segment is Seymour Housewares. The primary competitive factors in selling products to houseware and general merchandise retailers are consumer brand name recognition, quality, packaging, and breadth of product line, distribution capability, prompt delivery and price to the customer.

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

Employees

     As of March 31, 2000, the Company had 18 full-time employees, of whom one was employed in an executive capacity, three in financial, administrative or clerical capacities and 14 in warehouse or distribution capacities. The Company had one part time employee. The Company's sales representative are retained and compensated as independent contractors. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

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

Item 2. Description of Property

     LBU's domestic production and administrative offices are housed within approximately 30,000 square feet of commercial office space located at 310 Paterson Plank Road, Carlstadt, New Jersey. The Company, through a wholly owned subsidiary, entered into a ten-year lease expiring in June 2005 for this facility. The Company's executive, administrative, accounting, sales and operations personnel occupy approximately 6,000 square feet of the facility while the remainder of the space is used to warehouse, manufacture and distribute the Company's products. The annual rent paid by the Company in 1999 was $148,900. Management believes that the New Jersey facility will continue to satisfy the Company's space requirements for the foreseeable future.

Item 3. Legal Proceedings.

     On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 99-41755(PCB)). On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and its factor, CIT, which enabled the Company to continue its operations during the Chapter 11 proceedings. The Company filed a plan of reorganization with the Bankruptcy Court and negotiated the terms of such reorganization plan with the Creditors Committee and individual creditors of the Company. On December 6, 1999, the Company filed an amended reorganization plan which provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditors' claims; and (c) retention of stock by the existing stockholders of the Company. On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan. In March 2000, the Company made the first monthly payment to 80 creditors who elected a cash payment. As of the date of this Report, the Company issued a total of 449,897 shares of Common Stock to six of the eight creditors who elected to receive stock distribution.

     In March, 1996, Glenneyre Capital Corporation ("GCC"), Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiffs") filed a suit against the Company in the Court of the State of Nevada alleging breach of contract. The Plaintiffs claimed that 300,000 shares of the Company's Common Stock (the "Shares"), which were issued to them pursuant to a financial services agreement dated July 24, 1995 between the Company and the Plaintiffs, were unlawfully canceled. The Company defended the suit claiming that the financial and other consulting services, which were to include raising capital, were not rendered to the Company and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated some of the Shares and subsequently 269,000 Shares were returned and canceled by LBU's stock transfer agent. The Company, based on legal advice, believes the action it has taken by invalidating and canceling the 269,000 Shares is appropriate. The Company initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. GCC filed a $7,469 proof of claim under the bankruptcy proceedings and elected a cash distribution of 22.5% of its claim in 20 monthly installments .The Company made the first monthly installment to GCC in March 2000.

     In a related claim on September 12, 1997, Wolverton, a purchaser of some of the Shares, filed an action against the Company in the U.S. District Court for the District of Nevada, seeking (i) the reissue of 170,250 Shares; (ii) specific damages in the amount of $405,000, and (iii) unspecified punitive damages. In October 1997, the Company filed an answer and a third-party complaint against the Plaintiffs and certain of their affiliates. In September 1998, the Court granted Wolverton summary judgment on a number of claims, including the conversion claim, and dismissed the Company's third party complaint. Wolverton filed a proof of claim under the bankruptcy proceedings asserting damages in the amount of $687,000 plus an undetermined amount. The

Company and Wolverton agreed to settle the Wolverton suit by agreeing on an unsecured claim of $464,000 and a distribution thereon of 232,000 shares of Common Stock of the Company in full satisfaction of the debt. The Company intends to issue such shares to Wolverton immediately after receipt of Wolverton's consent to cover any short sales of the Shares previously made by it to third parties out of the 232,000 shares.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.


                                     PART II

Item 5.  Market For Common Equity and Related Stockholders Matters

Recent Sales of Unregistered Securities

     The Company did not make any sales of securities that were not registered under the Securities Act of 1933 during the year ended December 31, 1999.

Price Range of Common Stock and Dividend Policy

     The Company's shares of Common Stock are traded on the OTC Electronic Bulletin Board under the symbol "LBUAA." The following table sets forth, for the periods indicated, the high and low closing bid prices of the shares of Common Stock, as reported by the National Quotation Bureau, Inc.

                                                       High             Low
                                                       ----             ---
              1998
              ----
              First Quarter .................          $5.00          $2.50
              Second Quarter ................           4.00           2.00
              Third Quarter .................           3.80           0.75
              Fourth Quarter ................           2.50           0.55

                                                       High             Low
                                                       ----             ---
              1999
              ----
              First Quarter .................           1.65           0.25
              Second Quarter ................         1.0625          0.375
              Third Quarter .................          1.125          0.375
              Fourth Quarter ................         1.0625         0.1875

              2000
              ----
              First Quarter (through January 7)*        0.25          0.125

----------

* Subsequent to January 7, 2000, there was no trading in the shares of Common Stock of the Company.

     The above quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     As of May 4, 2000, there were 334 holders of record of the Company's Common Stock.

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

     On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and CIT, which enabled the Company to continue its operations during the Chapter 11 proceedings. On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan filed by the Company, which provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and (c) retention of stock by the existing stockholders of the Company.

     Prior to filing the petition, the Company retained the services of the Consultant and effected certain changes pursuant to his advice, which included reducing its executive staff, closing the New York show room, and expanding its Dominican Republic production. In addition, the aggregate guaranteed salaries of Mr. Mayer, the Company's Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial, and his spouse, Ms. Isel Pineda Mayer, were reduced from $165,000 to $60,000.

     In March 2000, the Company made the first monthly payment to 80 creditors who elected a cash payment of 22.5% of their claim in 20 monthly installments. The aggregate amount owed by the Company to these investors is $146,140. In addition, as of the date of this Report, the Company issued an aggregate of 449,897 shares of Common Stock to six of the eight creditors, including JPHC, who elected to receive stock in full satisfaction of their claims. An additional 233,398 shares of Common Stock are yet to be issued by the Company to two creditors, including 232,000 shares to Wolverton

     The Company believes that it will be able to pay its creditors' debts pursuant to the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code, as it has returned to profitability. However, no assurance can be given that this will be the case.

Results of Operations

     The following table sets forth, for the periods presented, certain elements
of  the  Company's   statements  of  operations  for  the  years  indicated  (in thousands):

                                              1999           1998           1997
                                              ----           ----           ----
Net sales ............................       $3,802        $5,590        $6,463
Gross profit .........................        1,681           834         1,548
Selling, general and
administrative expenses ..............        1,064         2,341         1,648
Operating income (loss) ..............          504        (1,681)         (284)
Other income (expense) ...............         (114)          (10)           20
Income tax expense (benefit) .........           16            50           (62)
Net income (loss) ....................          374        (1,741)         (202)

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

     Sales. The Company's net sales decreased by $1,788,394 or 32% to $3,801,774 in 1999 from $5,590,168 in 1998, mainly due to the loss of one large retail customer and a decrease in the Company's sales efforts because of the departure of two sales representatives in the first quarter of 1999 and the shift in the Company's focus on higher profit, lower volume sales of promotional products. The Company's OEMs and Industrial sales increased by $277,456 or 94.7% to $570,456 in 1999 from $293,000 in 1998 due to a change in market focus.

     Cost of Sales. Cost of sales decreased by $2,635,006 to $2,121,104 (or 55.8% of sales) in 1999 from $4,756,110 (or 85.1% of sales) in 1998, corresponding to the decrease in sales and better pricing of orders shipped.

     Gross Profit. As a result of the foregoing, gross profit increased by $846,612 to $1,680,670 (or 44.2% of sales) in 1999 from $834,058 (or 14.9% of sales) in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,277,742 to $1,063,673 (or 28.0 % of sales) in 1999 from $2,341,415 (or 41.9% of sales) in 1998. The decrease is primarily due to an aggressive expense reduction program across the board implemented by the Company pursuant to the advice of the Consultant and due to a decrease in legal fees, salaries and overhead expenses.

     Interest and Factor Fees. Interest expense and factor fees decreased by $60,148 to $113,375 (or 3.0% of sales) in 1999 from $173,523 (or 3.1% of sales)
in 1998. The decrease was mainly due to the decrease in sales.

     As a result of the foregoing, the Company's operating expenses decreased by $1,337,890 to $1,177,048 (or 31.0 % of sales) in 1999 from $2,514,938 (or 45.0%
of sales) in 1998.

     Net Income. As a result of the foregoing, the Company had a net income of $373,703 in 1999 compared with a net loss of $1,741,391 in 1998.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Sales. The Company's net sales decreased by $873,311 or 13.5% to $5,590,168 in 1998 from $6,463,479 in 1997, mainly due to the loss of two major customers which resulted in a decrease of sales of promotional products in 1998. The Company's OEMs and Industrial sales decreased by $241,253 or 45.2% to $293,000 in 1998 from $534,253 in 1997 due to the focus of the Company's marketing efforts on promotional products.

     Cost of Sales. Cost of sales decreased by $159,499 to $4,756,110 (or 85.1% of sales) in 1998 from $4,915,609 (or 76.1% of sales) in 1997, corresponding to the decrease in sales.

     Gross Profit. As a result of the foregoing and loss of profit margins, gross profit decreased by $713,812 to $834,058 (or 14.9% of sales) in 1998 from $1,547,870 (or 23.9% of sales) in 1997. In 1998, the Company wrote off $298,000 of inventory due to a change in product mix, certain raw materials inventory held by an overseas vendor to offset unpaid manufacturing bills, and slow inventory movement.

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

     Net Loss. As a result of the foregoing, the Company had a net loss of $1,741,391 in 1998 compared to a net loss of $202,051 in 1997.

Liquidity and Capital Resources

     At December 31, 1999, the Company had working capital of $657,537 as compared with a working capital deficiency of $1,228,707 at December 31, 1998. The Company's cash position as of December 31, 1999 and 1998 was $20,546 and $145,454, respectively. Of the $145,454 amount, $94,124 was restricted and not available for general corporate purposes.

     Net cash provided by operating activities was $228,420 in 1999 and net cash used in operating activities was $503,333 in 1998, representing an increase of $731,753 in 1999. The increase was primarily due to a net income of $430,955 after adding depreciation and amortization. The Company increased its inventory levels by $4,126 to $680,084 at December 31, 1999 from $675,958 at December 31, 1998.

     In 1999, cash used in investing activities was $80,327, which consisted of capital expenditures for data processing equipment and software. In 1998, cash used in investing activities was $13,162, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility.

     In 1999, cash used in financing activities was $273,001 which includes the repayment of loans of $73,001, and the repayment of cash advance of $200,000 provided by CIT. In 1998, net cash generated by financing activities totaled $459,745 which includes (i) $230,000 of proceeds from borrowings during the year offset by $16,631 utilized for the repayment of debt and capital lease obligations; (ii) cash advance of $200,000 provided by CIT; and (iii) $46,376 in proceeds received from issues of shares of Common Stock to consultants to the Company.

     Currently, LBU's primary source of financing is CIT, which provides factoring and accounts receivable financing. The Company pays a 1.125% factor charge on its invoices for the guarantee of payment on receivables. In addition, the Company benefits from having CIT collect outstanding invoices from its customers. The Company pays 1% above the prime-lending rate on borrowings up to 85% of the outstanding accounts receivable. In addition, CIT agreed to provide the Company a loan which is equal to 25% of the value of the Company's inventory at any given time but not more than $200,000. The facility is secured by substantially all of the Company's assets and the personal guarantees of its Chief Executive Officer and his spouse.

     The Company's ability to satisfy its financial obligations under its outstanding indebtedness will depend upon the Company successfully emerging from bankruptcy proceedings and its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. The Company believes, that its cash flow from operations during 2000 will be sufficient to meet its working capital needs, capital expenditure requirements and debt service, based on the issuance of stock in satisfaction of unsecured debt or monthly payments equal to 22.5% of the creditors' claims. In light of the fact that JPHC and Wolverton elected a stock distribution, the Company estimates it will require approximately $7,800 per month for distribution to its other unsecured creditors for 20 months commencing February 2000.

     Since its inception, the Company has required significant capital to fund its operations and growth. During 2000, the Company intends to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing shareholders and the issuance of debt securities would subject the Company to the risks associated therewith, including the risks that interest rates may fluctuate and the Company's cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it. The inability of the Company to obtain additional financing would have a significant negative impact on the Company's operations.

Seasonality

     Although the Company sells its products throughout the year, until 1998 the Company had had traditionally higher net sales during the second and third quarters of the calendar year. The following table sets forth the Company's net sales for each of the 12 quarters ended December 31, 1999.

                                               Net Sales
                       First       Second        Third       Fourth
                      Quarter      Quarter      Quarter      Quarter       Total
                      -------      -------      -------      -------       -----
                                            (In thousands)
1999 ..........       $1,010         $855         $937       $1,000       $3,802
1998 ..........        1,313        1,333        1,767        1,177        5,590
1997 ..........        1,189        1,811        1,322        2,141        6,463


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

Report of Becher, Della Torre & Gitto & Company, P.C., Independent Accountants. Balance Sheets as of December 31, 1999 and 1998;

Statements of Income for each of the three years in the period ended December 31, 1999; Statement of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999; Statements of Cash Flows for each of the three years in the period ended December 31, 1999; and Notes to Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                    LBU, INC


                              FINANCIAL STATEMENTS

                                     * * * *

                           DECEMBER 31, 1999 and 1998

March 24, 2000


To The Board of Directors of
LBU, Inc.

                          Independent Auditors' Report

We have audited the balance sheets of LBU, Inc. as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LBU, Inc., as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders' equity and cash flows for the three years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

                                    LBU, Inc.
                                 Balance Sheets
                                  December 31,

                                     Assets

                                                                1998           1997
                                                             -----------    -----------
     Current assets
Cash and cash equivalents                                    $    20,546    $    51,330
Restricted cash                                                     --           94,124
Accounts receivable (net of allowance for bad debts of
     $53,135 and $145,458, respectively)                         222,813         47,189
Inventory                                                        680,084        675,958
Deferred tax asset (net of valuation allowance of
     $ -0- and $20,824 respectively)                               4,370           --
Other current assets                                              32,431        126,999
                                                             -----------    -----------
     Total current assets                                        960,244        995,600

     Noncurrent assets
Fixed assets, net                                                286,043        262,967
Other assets                                                      82,244         44,721
Deferred tax asset (net of valuation allowance of
     $ -0- and $359,740, respectively)                              --             --
                                                             -----------    -----------
     Total assets                                            $ 1,328,531    $ 1,303,288
                                                             ===========    ===========

                      Liabilities and Stockholders' Equity

     Current liabilities
Accounts payable                                             $   113,647    $ 1,037,968
Accrued expenses                                                  82,009        198,565
Customer advances                                                 91,438         11,484
Taxes payable                                                     15,613         15,613
Notes payable-current                                               --          960,677
                                                             -----------    -----------
     Total current liabilities                                   302,707      2,224,307
                                                             -----------    -----------

     Liabilities subject to compromise
Accounts payable                                                 792,689           --
Accrued expenses                                                  73,030           --
Notes payable                                                    739,139           --
                                                             -----------    -----------
     Total liabilities subject to compromise                   1,604,858           --
                                                             -----------    -----------

     Long term liabilities
Notes payable                                                       --           51,462
Deferred income tax                                               19,744           --
                                                             -----------    -----------
     Total long-term liabilities                                  19,744         51,462
                                                             -----------    -----------

     Total liabilities                                         1,927,309      2,275,769
                                                             -----------    -----------

     Stockholders' equity (deficit)
Common stock ($.001 stated value)
Shares: 50,000,000 authorized, 1,359,477 and
     1,338,977 issued and outstanding, respectively                1,544          1,544
Additional paid-in capital                                     1,148,379      1,148,379
Retained earnings (deficit)                                   (1,748,701)    (2,122,404)
                                                             -----------    -----------
     Total stockholders' equity (deficit)                       (598,778)      (972,481)
                                                             -----------    -----------

     Total liabilities and stockholders' equity (deficit)    $ 1,328,531    $ 1,303,288
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                              Statements of Income
                        For the years ended December 31,


                                                  1999           1998           1997
                                              -----------    -----------    -----------
     Net sales                                $ 3,801,774    $ 5,590,168    $ 6,463,479
Costs of goods sold                             2,121,104      4,756,110      4,915,609
                                              -----------    -----------    -----------

     Gross profit                               1,680,670        834,058      1,547,870
                                              -----------    -----------    -----------

     Operating expenses
Selling, general and administrative expense     1,063,673      2,341,415      1,648,370
Factor fees and interest                          113,375        173,523        183,245
                                              -----------    -----------    -----------
     Total operating expenses                   1,177,048      2,514,938      1,831,615
                                              -----------    -----------    -----------

Income (loss) from operations                     503,622     (1,680,880)      (283,745)
                                              -----------    -----------    -----------

     Other income (expense)
Reorganization costs                             (121,117)          --             --
Interest                                            7,397          3,704          8,002
Other                                                --          (13,859)        12,000
                                              -----------    -----------    -----------

     Total other income (expense)                (113,720)       (10,155)        20,002
                                              -----------    -----------    -----------

Income (loss) before income taxes                 389,902     (1,691,035)      (263,743)

Income taxes (benefit)                             16,199         50,356        (61,692)
                                              -----------    -----------    -----------

Net income (loss)                             $   373,703    $(1,741,391)   $  (202,051)
                                              ===========    ===========    ===========

Basic earnings per share                      $      0.32    $     (1.28)   $     (0.16)
                                              ===========    ===========    ===========

Diluted earnings per share                    $      0.32    $     (1.28)   $     (0.16)
                                              ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                  Statement of Changes in Stockholders' Equity
              For the years ended December 31, 1999, 1998, and1997



                                                                 Common Stock             Additional     Retained
                                                           --------------------------      Paid-in       Earnings
                                                              Shares        Amount         Capital       (Deficit)         Total
                                                           -----------    -----------    -----------    -----------     -----------

Balance at January 1, 1997                                   1,088,977    $     1,089    $   727,458    $  (178,962)    $   549,585

Capital investment                                             250,000            250        374,750             --         375,000

Net loss for the year ended December 31, 1997                       --             --             --       (202,051)       (202,051)
                                                           -----------    -----------    -----------    -----------     -----------

Balance at December 31, 1997                                 1,338,977          1,339      1,102,208       (381,013)        722,534

Capital investment                                              20,500            205         46,171         46,376

Net loss for the year ended December 31, 1998                       --             --             --     (1,741,391)     (1,741,391)
                                                           -----------    -----------    -----------    -----------     -----------

Balance at December 31, 1998                                 1,359,477          1,544      1,148,379     (2,122,404)       (972,481)

Net income for the year ended December 31, 1999                     --             --             --        373,703         373,703
                                                           -----------    -----------    -----------    -----------     -----------

Balance at December 31, 1999                                 1,359,477    $     1,544    $ 1,148,379    $(1,748,701)    $  (598,778)
                                                           ===========    ===========    ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                            Statements of Cash Flows
                        For the years ended December 31,


                                                             1999           1998           1997
                                                         -----------    -----------    -----------
     Cash flow from operating activities
Net income (loss)                                        $   373,703    $(1,741,391)   $  (202,051)
                                                         -----------    -----------    -----------

     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
Depreciation and amortization                                 57,252         56,599         40,453
Deferred tax asset                                            (4,370)        55,516         (9,566)
Deferred tax liability                                        19,744         (8,793)        (2,600)
Loss on sale of fixed assets                                      --        (13,859)            --
     (Increase) decrease in
Accounts receivable                                         (175,624)       182,564        (61,649)
Inventories                                                   (4,126)       852,360       (739,228)
Other current assets                                          94,568        165,547       (270,099)
Other assets                                                 (37,523)        17,130         43,995
     Increase (decrease) in
Accounts payable                                            (924,321)       (39,000)       618,196
Accrued expenses                                            (116,556)        (8,668)        42,349
Taxes payable                                                     --         (1,642)       (50,159)
Customer advances                                             79,954        (19,696)      (121,532)
Liabilities subject to compromise
     Accounts payable                                        792,689             --             --
     Accrued expenses                                         73,030             --             --
                                                         -----------    -----------    -----------

     Total adjustments                                      (145,283)     1,238,058       (509,840)
                                                         -----------    -----------    -----------
     Net cash provided (used) by operating activities        228,420       (503,333)      (711,891)
                                                         -----------    -----------    -----------

     Cash flow from investing activities
Capital expenditures                                         (80,327)       (13,162)      (135,706)
                                                         -----------    -----------    -----------
     Net cash (used) by investing activities                 (80,327)       (13,162)      (135,706)
                                                         -----------    -----------    -----------

     Cash flow from financing activities
Borrowing from financial institutions                             --        200,000         22,000
Repayment of loans                                          (273,001)       (16,631)       (32,707)
Proceeds from other financings                                    --        230,000        500,000
Proceeds of issuing Common Stock                              46,376        375,000
                                                         -----------    -----------    -----------
     Net cash provided by financing activities              (273,001)       459,745        864,293
                                                         -----------    -----------    -----------

     Net increase (decrease) in cash                        (124,908)       (56,750)        16,696

Cash at beginning of period                                  145,454        202,204        185,508
                                                         -----------    -----------    -----------

Cash at end of period                                    $    20,546    $   145,454    $   202,204
                                                         ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                            Statements of Cash Flows
                        For the years ended December 31,


                                                 1999         1998        1997
                                              ---------    ---------    --------

Supplemental disclosures
     Cash paid during the period for
          Interest and factor fees            $ 113,375    $ 173,523    $183,245
          Income taxes                        $      --    $      --    $     --





The accompanying notes are an integral part of these financial statements.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


Note 1 - Organization and the Significant Accounting Policies

Organization:  LBU, Inc. (the  "Company")  is a leading  designer,  marketer and
manufacturer   specializing  in  fashionable  bags,   promotional  products  and
houseware accessories for the retail, promotional, OEM and industrial markets.

On March 22, 1999 the Company filed a petition for reorganization under Chapter 11 bankruptcy, which was confirmed on January 13, 2000. See Notes 8 and 12.

Inventories: Inventories are valued at the lower of cost or market average cost.

Fixed Assets: Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. Leasehold improvements are amortized over the term of the lease on the straight-line basis.

Cash and Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of amounts held as collateral for certain obligations. As of December 31, 1999 and 1998, the Company has $-0- and $94,124 of restricted cash, respectively.

Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between accelerated depreciation methods, the amortizable lives of intangible assets, the reserve method for bad debts, the uniform capitalization rules under IRS Code Section 263A for financial and income tax reporting, accrued expense and federal and state net operating loss carryforwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

Note 2 - Accounts Receivable and Factoring Arrangements

The Company entered into a factoring arrangement with The CIT Group/Commercial Services, Inc. ("CIT") whereby CIT makes advances to the Company on certain accounts receivable balances. Interest of 1% per annum above the prime rate is charged on outstanding advances. The factor has a lien against all assigned receivables. In addition, the Company's President and principal shareholder, who is also an officer of the Company, has personally guaranteed factor advances under this agreement. The factor also charges a commission of 1 1/8% on the gross face amount of all accounts factored, subject to a minimum commission per invoice and other service fees.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998



Note 2 - Accounts Receivable and Factoring Arrangements (continued)

The components of accounts receivable at December 31, 1999 and 1998 are as follows:

                                                          1999           1998
                                                       ---------      ---------

Accounts receivable assigned to factor, net            $ 232,880      $ 179,822
Non-factored accounts receivable                          43,068         12,825
Allowance for doubtful accounts                          (53,135)      (145,458)
                                                       ---------      ---------

Net accounts receivable                                $ 222,813      $  47,189
                                                       =========      =========

Note 3 - Inventories

As of December 31, 1999 and 1998 the components of inventories were as follows:

                                                      1999                1998
                                                    --------            --------

Raw materials                                       $393,817            $360,092
Work in process                                           --               5,095
Finished goods                                       286,267             310,771
                                                    --------            --------

Total                                               $680,084            $675,958
                                                    ========            ========

The December 31, 1999 and 1998 inventory is net of a valuation allowance of $15,000 and $298,000, respectively, based on a general allowance for slow moving and obsolete inventory and unrecovered foreign inventory. The allowance is based on an estimate by the Company's management. The inventory is encumbered by CIT (Note 7).


Note 4 - Equipment and Leasehold Improvements

Equipment and leasehold improvements at December 31, 1999 and 1998 are as follows:

                                                             1999         1998
                                                           --------     --------

Machinery and equipment                                    $240,116     $211,712
Furniture and fixtures                                       99,365       99,365
Computer software                                            50,757         --
Leasehold improvements                                      115,280      115,280
                                                           --------     --------
     Total                                                  505,518      426,357

Less accumulated depreciation and amortization              219,475      163,390
                                                           --------     --------

Net equipment and leasehold improvements                   $286,043     $262,967
                                                           ========     ========

Depreciation expense was $52,701 in 1999 and $56,599 in 1998.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


Note 5 - Related Party Transactions

At December 31, 1999 and 1998, loans in the amount of $46,991 and $45,467, respectively, were due from a related party. These amounts were included in Other Current Assets and Other Assets.

Also as of December 31, 1999 and 1998, loans in the amount of $700,000 were due to a related party. See Note 7, items (c) and (d).

Note 6 - Income Taxes

The provision for income taxes for the years ended December 31, 1999, and 1998 consists of the following components:

                                                        1999         1998
                                                       -------      -------
     Current taxes
           Federal                                     $  --        $  --
           State                                           825        4,499
                                                       -------      -------
     Total current provision (benefit)                     825        4,499
                                                       -------      -------

     Deferred taxes
           Federal                                      11,915       33,900
           State                                         3,459       11,957
                                                       -------      -------
     Total deferred expense (benefit)                   15,374       45,857
                                                       -------      -------
     Total tax provision (benefit)                     $16,199      $50,356
                                                       =======      =======

As of December 31, 1999 and 1998 the Company had federal and state net operating loss carryforwards of approximately $1,330,000 and $1,510,000, respectively, which will begin to expire in 2018 and 2005, respectively.

Deferred tax liabilities, assets consist of the following at December 31, 1999 and 1998:

                                                                   1999         1998
                                                                ---------    ---------
Reserve for bad debts                                           $  21,254    $   5,250
Inventory capitalization under Section 263A                        39,644       13,184
Accrued expenses                                                    4,000        2,100
Intangible assets                                                    --            290
Net operating loss carryforward                                   522,960      367,709
                                                                ---------    ---------
               Total deferred tax assets                          587,858      388,533
                                                                ---------    ---------

Fixed assets                                                       19,145        7,969
Intangible assets                                                     600         --
Adjustment relating to liabilities subject to compromise          583,487         --
                                                                ---------    ---------
Total deferred tax liabilities                                    603,232        7,969
                                                                ---------    ---------

Net deferred tax asset (liability) before valuation allowance     (15,374)     380,564
Valuation allowance                                                  --     (380,564)
                                                                ---------    ---------

Net deferred tax asset (liability)                              $ (15,374)   $   --
                                                                =========    =========

Change in valuation allowance                                   $(380,564)   $ 380,564
                                                                =========    =========

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


Note 6 - Income Taxes (continued)

A reconciliation of the Federal statutory rate to the effective tax rate for the years ended December 31, 1999 and 1998 is as follows:

                                                             1999                      1998
                                                           ---------                  ---------
Taxes at federal statutory rate                            $ 120,870           31%    $(253,655)         (15)%
State income tax - net of federal benefit                     35,091            9      (101,463)          (6)
Permanent differences                                          1,140           --         2,546           --
(Overaccrual)/underaccrual of prior years income taxes            --           --        17,484            1
Other                                                            495           --         4,880           --
Adjustment relating to liabilities subject to compromise     583,487          151            --           --
Adjustment relating to increase in effective tax rate       (344,320)         (89)           --           --
Increase (decrease) in valuation allowance                  (380,564)         (98)      380,564           23
                                                           ---------    ---------     ---------    ---------
                  Total                                    $  16,199            4%    $  50,356            3%
                                                           =========    =========     =========    =========


Note 7 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of December 31, 1999 and 1998:

                                                        1999*            1998
                                                     ----------       ----------

Credit advance, CIT Financial (a)                    $     --         $  200,000
Note payable to a bank (b)                                 --             73,001
Promissory note payable (c)                             200,000          200,000
Convertible notes payable (d)                           500,000          500,000
Promissory note payable (e)                              30,000           30,000
Capital lease (f)                                         9,138            9,138
                                                     ----------       ----------
Total                                                   739,138        1,012,139

Liabilities subject to compromise                       739,138             --

Current portion                                            --            960,677
                                                     ----------       ----------

Notes and capital lease payable,
   Less current installments                         $     --         $   51,462
                                                     ==========       ==========

* The December 31, 1999 balances are Liabilities Subject to Compromise under a bankruptcy petition filed March 22, 1999 and confirmed on January 13, 2000. See Notes 8 and 12.

(a) CIT extended the Company $200,000 credit, collateralized by inventory and equipment at approximately prime plus 2%. The amount was repaid in January, 1999.

(b) Principal repaid in October, 1999. Interest accrued at prime plus 1.5%. Restricted cash as collateral.

(c) Principal matured on January 1, 1999 to a related party. Interest accrues at 9.12%. (See Subsequent Event - Note 12.)

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


Note 7 - Notes and Capital Lease  Payable (continued)

(d) Principal of $300,000 matured on January 1, 1999 to a related party. Interest accrues at 9.12%. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share. (See Subsequent Event - Note 11.)

     During February and March 1998, a related party loaned the Company an additional $200,000 in the form of promissory notes payable. In conjunction with this financing, the Company granted the related partywarrants to purchase 100,000 shares of Common Stock at an exercise price of $4.25 per share. The warrants have a term of two years and are exercisable from the date of the grant.

(e)  Principal matures on June 22, 2000. Interest accrues at 9.12%.

(f) Lease payments are approximately $4,000 for each year through December 31, 2000. Interest accrues at 12% per annum.

Note 8 - Petition for Relief Under Chapter 11 of Federal Bankruptcy Law

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

On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and CIT which enables the Company to continue its operations during the Chapter 11 proceedings. The Company filed a plan of reorganization with the Bankruptcy Court which was further amended (the "Reorganization Plan"). On January 13, 2000, the Bankruptcy Court issued an order confirming the Reorganization Plan, which provides for: (a) amending the factoring arrangement between the Company and CIT (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and (c) retention of stock by the existing stockholders of the Company. See Note 12.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998



Note 9 - Segment Information

The following sets forth the Company's net sales by segment for the years ended December 31 (in 000's):

                                                 1999         1998         1997
                                                ------       ------       ------
Sales:
        Retail                                  $1,026       $2,949       $3,002
        Promotional Products                     2,205        2,348        2,927
        OEM and Industrial                         570          293          534
                                                ------       ------       ------

             Total                              $3,801       $5,590       $6,463
                                                ======       ======       ======

Foreign sales were $135,821, $226,369 and $74,842 for the years ended December 31, 1999, 1998, and 1997, respectively.

Note 10 - Commitments and Contingencies

The Company entered into a ten-year lease agreement for its facilities in Carlstadt, New Jersey, which commenced on July 1, 1995. The minimum future rental payments under the non-cancelable operating lease as of December 31, 1999 are:

                         Year Ending
                         December 31,       Amount
                         ------------       ------

                            2000            154,245
                            2001            160,121
                            2002            167,465
                            2003            172,521
                            2004            179,368

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

During March, 1996, Glenneyre Capital Corporation ("GCC"), Poimandres Financial Corporation and HJS Financial Services, Inc. (the "Plaintiffs") filed a suit against the Company in the State of Nevada. The lawsuit stems from a financial service agreement dated July 24, 1995, between the Plaintiffs and the Company.

As part of the financial service agreement, 300,000 shares of the Company's Common Stock (the "Shares") were issued to the Plaintiffs in return for financial and other consulting services, which were to include raising capital. The Company claimed such services were not rendered and that the Shares were improperly registered and, accordingly, on November 19, 1995, the Company invalidated some of the Shares and subsequently 269,000 shares were canceled by its stock transfer agent.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


Note 10 - Commitments and Contingencies (continued)

The Company believes, based on legal advice, its action of invalidating and canceling the Shares was appropriate. The Company initiated a counter-suit against the Plaintiffs for breach of contract, fraud and other causes of action. GCC filed a proof of claim under the bankruptcy proceedings which was settled pursuant to the provisions of the Reorganization Plan.

In a related claim on September 12, 1997, Wolverton Securities Ltd. ("Wolverton"), a purchaser of some of the Shares, filed an action against the Company in the U.S. District Court for the District of Nevada. Wolverton sought to have the Company reissue 170,250 shares of the Common Stock referred to in the preceding paragraphs. Wolverton also sought specific damages in the amount $405,000 and unspecified punitive damages. The Company filed an answer and a third-party complaint against the Plaintiffs and certain of their affiliates in the same court during October 1997.

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

In May 1999, the Company received a letter from the Depository Trust Company ("DTC") requesting that 69,000 Shares registered to Cede & Co. be revalidated. The 69,000 Shares comprise a portion of the 269,000 Shares invalidated and canceled by the Company as described above. In its letter, DTC stated that if the certificates for the 69,000 Shares will not be revalidated, it will consider actions against the Company such as reconsidering the Company's eligibility for DTC services, ceasing to provide it with DTC services and initiating legal action to recover the 69,000 Shares and any damages incurred as a result of the Company's actions. The Company has not yet determined its response to this letter. Although the Company and Wolverton settled the Wolverton suit by agreeing to a stock distribution pursuant to the provisions of the Reorganization Plan, no assurance can be given that the Company will not face additional liability regarding the 69,000 Shares or other portions of the Shares

According to the Company's stock transfer agent, 50,000 Shares relating to JPO, LLC which were previously issued and outstanding have been canceled.

                                    LBU, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


Note 11 - Shareholders Equity

Stock Purchase Warrant

In connection with certain financing transactions during August and September 1997, the Company granted to JPHC warrants to purchase 10,000 shares of Common Stock at $5.00 per share and 40,000 shares of Common Stock at $5.00 per share. The warrants have a term of three years and are exercisable from the date of the grant.

In addition, in March 1998, the Company granted to JPHC warrants to purchase 10,000 shares of Common Stock at $3.87 per share. The warrants have a term of three years and are exercisable from the date of grant.

Note 12 - Subsequent Event

The Reorganization Plan was confirmed on January 13, 2000 (Note 8). JPHC elected a stock distribution of 362,500 shares of Common Stock under the Reorganization Plan in satisfaction of its $725,000 claim. In addition, JPHC would no longer be entitled to the 60,000 shares issuable upon the conversion of the $300,000 convertible note. Of the $904,858 balance of the $1,604,858 liabilities subject to compromise, a total of $146,140 is subject to payout under the 20-month cash payment election and an additional 233,398 shares are to be issued under the 1 share for $2 of debt election. Management estimates that approximately $30,000 of liabilities subject to compromise is subject to dispute. Accordingly, the total debt reduction is $1,458,718 as a result of the Reorganization. The total increase in shares issued and outstanding as a result of the Reorganization Plan will be 683,295.

The aforementioned events relating to the bankruptcy are shown on a proforma basis, as if the related debt disposition happened on December 31, 1999, on the following page.

In March, 2000 the Company issued to an outside consultant of the Company warrants to purchase 200,000 shares of Common Stock at the price of $0.25 per share. The warrants have a term of two years.

                                    LBU, Inc.
                 Balance Sheet - Pro-forma after Reorganization
                                  December 31,

                                     Assets

                                                                                                         1999 Pro-forma
                                                                            Actual              -----------------------------------
                                                                             1999               Adjustment               Post Reorg.
                                                                          -----------                                   -----------
     Current assets
Cash and cash equivalents                                                 $    20,546                                   $    20,546
Restricted cash                                                                  --                                            --
Accounts receivable (net of allowance for bad debts of
     $53,135 and $145,458, respectively)                                      222,813                                       222,813
Inventory                                                                     680,084                                       680,084
Deferred tax asset (net of valuation allowance of
     $-0- and $20,824 respectively)                                             4,370                                         4,370
Other current assets                                                           32,431                                        32,431
                                                                          -----------                                   -----------
     Total current assets                                                     960,244                                       960,244

     Noncurrent assets
Fixed assets, net                                                             286,043                                       238,670
Other assets                                                                   82,244                                       129,617
Deferred tax asset (net of valuation allowance of
     $359,740 and $-0-, respectively)                                            --                                            --
                                                                          -----------                                   -----------
     Total assets                                                         $ 1,328,531                                   $ 1,328,531
                                                                          ===========                                   ===========

                        Liabilities and Stockholders' Equity

     Current liabilities
Accounts payable                                                          $   113,647                                       113,647
Accrued expenses                                                               82,009                                        82,009
Customer advances                                                              91,438                                        91,438
Taxes payable                                                                  15,613                                        15,613
Notes payable-current                                                            --                                            --
Payout of $.22 Reorganization settlement - due in one year                                           87,683                  87,683
                                                                          -----------                                   -----------
     Total current liabilities                                                302,707                                       390,390
                                                                          -----------                                   -----------

     Liabilities subject to compromise
Accounts payable                                                              792,689              (792,689)                   --
Accrued expenses                                                               73,030               (73,030)                   --
Notes payable                                                                 739,139              (739,139)                   --
                                                                          -----------           -----------
     Total liabilities subject to compromise                                1,604,858            (1,604,858)                   --
                                                                          -----------           -----------

     Long term liabilities
Pay out of $.22 Reorganization settlement - due after one year                   --                  58,457                  58,457
Deferred income tax                                                            19,744                                        19,744
                                                                          -----------                                   -----------
     Total long-term liabilities                                               19,744                                        78,201
                                                                          -----------                                   -----------

     Total liabilities                                                      1,927,309                                       468,591
                                                                          -----------                                   -----------

     Stockholders' equity (deficit)
Common stock                                                                    1,544                                         1,544
Additional paid-in capital                                                  1,148,379                                     1,148,379
Retained earnings (deficit)                                                (1,748,701)            1,458,718                (289,983)
                                                                          -----------                                   -----------
     Total stockholders' equity (deficit)                                    (598,778)                                      859,940
                                                                          -----------                                   -----------

     Total liabilities and stockholders' equity (deficit)                 $ 1,328,531                                   $ 1,328,531
                                                                          ===========                                   ===========

Share of common stock issued and outstanding                                1,359,477               683,295               2,042,772
                                                                          -----------                                   -----------

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant


Name                               Age   Position/Offices Held
----                               ---   ---------------------

Jeffrey Mayer...................   37    Chairman of the Board of Directors,
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

     Mr. Mayer is not director of any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or is subject to the requirements of
Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Item 10.  Executive Compensation

Summary Compensation

     The  following   table  sets  forth   information   concerning   the  total
compensation during the last three fiscal years for the Company's Chief Executive Officer:

Name and                                                                                           Other Annual
Principal Position                                  Year           Salary          Bonus           Compensation
------------------                                  ----           ------          -----           ------------
Jeffrey Mayer                                       1999           $136,089*         --                 --
President and Chief Executive Officer               1998            104,420          --                 --
                                                    1997            101,190

----------
* Of such amount, $79,425 was paid to Mr. Mayer in commissions earned on sales of the Company's products.

     The aggregate value of all other perquisites and other personal benefits furnished in each of the last three years to the Company's Chief Executive Officer was less than 10% of his salary for such year.

     There is currently no employment agreement between the Company and its Chief Executive Officer. Mr. Mayer has not received any cash remuneration for his service as Director in the last three years.

Stock Options

     No options were granted to Mr. Mayer in the year ended December 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this Report, certain information regarding the Company's Common Stock, $.001 par value, for each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, for the executive officer named in the summary compensation table, for the Company's director and for the executive officers and directors of the Company as a group:

Name and Address of                                                     Number of Shares               Percent
Beneficial Owner                                                      Beneficially Owned(1)            of Class
----------------                                                      ---------------------            --------

Jeffrey Mayer .............................................                  676,500                     37.3%
310 Paterson Plank Rd.
Carlstadt, NJ 07071

John P. Holmes & Co., Inc. (2)(3)..........................                  622,500                     34.1%
PO Box 428
Shelter Island, NY

Wolverton Securities Ltd.(4)(5)............................                  232,000                     11.3%
777 Dunsmuir Street, 17th Floor
P.O. Box 10115 Pacific Centre
Vancouver, British Columbia
Canada

Howard Greenstein (6)(7)...................................                  300,000                     14.2%
759 Mulberry Valley Stream
New York 11581

JPO, LLC (8)(9)............................................                  110,000                      5.7%
8 Webster Ave.
Summit, NJ 07901

All officers and directors as a group
     (1 person)............................................                  676,500                     37.3%

(1) Calculated pursuant to Rule 13d-3 promulgated under the Exchange Act. Accordingly with respect to certain beneficial owners, the number of shares gives effect to the deemed exercise of such owner's convertible securities, which are currently exercisable or will first become exercisable within 60 days of the date of this Report. Except as otherwise disclosed in the footnotes below, the shares listed in this column for a person named in this table are directly held by such person, with sole voting and dispositive power.

(2) John P. Holmes is the controlling shareholder of JPHC. Accordingly, Mr. Holmes may be deemed to be the beneficial shareholder of the shares of Common Stock of the Company held by JPHC.

(3) Includes: (i) 612,500 shares of Common Stock held of record as of the date of this Report; and (ii) 10,000 shares of Common Stock issuable upon the exercise of currently exercisable warrants issued on March 26, 1998, at an exercise price of $3.87 per share, which warrants expire in March 2001.

(4) Frank Wolverton is the controlling shareholder of Wolverton. Accordingly, Mr. Wolverton may be deemed to be the beneficial shareholder of the shares of Common Stock of the Company to be issued to Wolverton.

(5) Such 232,000 shares of Common Stock will be issued to Wolverton in satisfaction of its claim pursuant to the provisions of the Reorganization Plan.

(6) Howard Greenstein is the an outside consultant retained by the Company prior to filing its petition for bankruptcy proceedings.

(7) Of such shares, 200,000 shares of Common Stock are issuable upon the exercise of currently exercisable warrants at an exercise price of $0.25 per share issued to Mr. Greenstein by the Company pursuant to a Warrant dated February 11, 2000. The term of the warrants is two years from the date of grant. The remaining 100,000 shares of Common Stock are subject to warrants which will be issued to Mr. Greenstein by the Company in May 2000, at an exercise price of $0.25 per share.

(8) John P. O'Maley owns the controlling interest in JPO, LLC ("JPO"). Accordingly, Mr. O'Maley may be deemed to be the beneficial owner of the shares of Common Stock of the Company held by JPO.

(9) Includes 10,000 shares of Common Stock held of record as of the date of this Report and 100,000 shares of the Common Stock issuable upon the exercise of currently exercisable warrants pursuant to a warrant dated February 19, 1998, at an exercise price of $4.00 per share. The warrants expire in February 2003. Such shares of Common Stock and warrants were issued in connection with a consulting agreement between JPO and the Company.

Item 12.  Certain Relationships and Related Transactions.

     During 1997 and 1998, JPHC loaned an aggregate principal amount of $700,000 to the Company, of which amount $300,000 was convertible into the Company's Common Stock at a conversion price of $5.00 per share. The Notes bore interest at a rate of 9.12% per annum and were due on April 1, 1998. However, JPHC agreed not to require repayment until January 1, 1999. The Company was unable to pay the Notes at that time, which in part, precipitated its Chapter 11 filing. On February 29, 2000,the Company issued to JPHC 362,500 shares of Common Stock in satisfaction of its claim in accordance with the provisions of the Reorganization Plan.

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

     The Company utilizes the services of outside independent sales representatives. In 1998, the Company paid sales commissions of $22,782 to Steven Mayer, who is the brother of Jeffrey Mayer, Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer of the Company. In addition, the Company owes Mr. Mayer $34,003 for commissions earned in 1998. The Company will pay to Mr. Mayer 22.5% of such amount in 20 monthly installments beginning March 2000 pursuant to the provisions of the Reorganization Plan. Mr. Mayer did not provide the Company with any services in 1999.

     Jeffery Mayer, who is the principal shareholder as well as Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, and his spouse, Isel Pineda Mayer, personally guaranteed all the Company's obligations to its factor, CIT.

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

            3.2   By-laws of LBU, Inc. dated October 4, 1994 (2)

            3.3   Form of Two-year Stock Purchase Warrant (3)

            3.4   Form of Three-year Stock Purchase Warrant (3)

  (a)   Exhibit No.      Description
        -----------      -----------

            3.5 [Form of Two-Year Stock Purchase Warrant issued to Howard Greenstein]

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

-----------

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

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report:

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on May 18, 2000.


                                         LBU, INC.


                                         By            /s/Jeffrey Mayer
                                            ----------------------------------
                                                       Jeffrey Mayer
                                            Chairman of the Board of Directors,
                                             President, Chief Executive Officer
                                              and Acting Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following person on behalf of the Registrant and in the capacity indicated on May 18, 2000.


     /s/ Jeffrey Mayer             Chairman of the Board of Directors
     -----------------             President, Chief Executive Officer
         Jeffrey Mayer             and Acting Chief Financial Officer
                                  (principal executive, financial and accounting
                                   officer)

           ADDITIONAL INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     The Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "Annual Report") contains various forward-looking statements, which reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects,"
"understands' and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions, which are inherently subject to uncertainties and other factors, which could cause the actual results to differ materially from the forward-looking statements. Some of these uncertainties and other factors are discussed in the Annual Report. See
Item 9 "Management's Discussion and Analysis of Financial Condition and Results of Operations." In this Exhibit 99, the Company has attempted to identify additional uncertainties and other factors, which may affect its forward-looking statements.

     Shareholders should understand that the uncertainties and other factors identified in the Annual Report and this Exhibit 99 do not constitute a comprehensive list of all the uncertainties and other factors, which may affect forward-looking statements. The Company has merely attempted to identify those uncertainties and other factors, which, in its view at the present time, have the highest likelihood of significantly affecting its forward-looking statements. In addition, the Company does not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors, which could affect such statements.

     Capitalized terms not otherwise defined have been defined in the Annual Report.

     We are in Bankruptcy Proceedings. On March 22, 1999, the Company filed a petition for reorganization under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The petition was precipitated by two factors (i) the Company's inability to repay approximately $725,000 principal amount of promissory notes (the "Notes") and accrued interest thereon which became due to John P. Holmes & Company, Inc. ("JPHC"), a principal stockholder of the Company, on January 1, 1999; and (ii) significant legal fees incurred by the Company as a result of a securities suit filed by Wolverton Securities Ltd. ("Wolverton") and the diversion of management's attention to such litigation.

     As of May 4, 1999, the Company secured debt to its factor, The CIT Group/Commercial Services, Inc. ("CIT"), amounted to $349,451 and its total unsecured debt was estimated at approximately $2,000,000.

     On April 24, 1999, the Bankruptcy Court approved a financing arrangement between the Company and CIT which enabled the Company to continue its operations during the Chapter 11 proceedings. On January 13, 2000, the Bankruptcy Court issued an order confirming a reorganization plan, as amended, (the "Reorganization Plan"), which provides for: (a) amending the factoring arrangement between the Company and CIT; (b) payment to unsecured creditors who may elect to receive either (i) one share of Common Stock for each $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of such creditor's claims; and
(c) retention of stock by the existing stockholders of the Company.

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

     In March 2000, the Company made the first monthly payment to 80 creditors who elected a cash payment of 22.5% of their claim in 20 monthly installments pursuant to the provisions of the Reorganization Plan. In addition, as of the date of this Report, the Company issued an aggregate of 449,897 shares of Common Stock to six of the eight creditors, including JPHC, who elected to receive stock in full satisfaction of their claims. An additional 233,398 shares of Common Stock are yet to be issued by the Company to two creditors, including 232,000 shares to Wolverton.

     The Company believes that if it is able to increase its sales and gross margins while reducing its expenses, it will be able to pay its creditors' debts pursuant to the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code and maintain profitability. However, there is no assurance that the Company will be able to comply with the provisions of the Reorganization Plan, avoid bankruptcy proceedings under Chapter 7 of the Bankruptcy Code or maintain its newly achieved profitability.

     We Have Had a History of Losses. The Company incurred a net loss of $1,741,391 million in the year ended December 31, 1998 and a net loss of $202,051 in the year ended December 31, 1997. Although the Company had a net income of $373,703 in the year ended ended December 31, 1999, no assurance can be given that the Company will be able to maintain profitable operations in the future.

     Leverage and Certain Debt Obligations. At December 31, 1999 and 1998 the Company had total indebtedness of $1,927,309 and $2,275,769, respectively. Of the $2,275,769, $725,000 was in the form of the Notes (principal and accrued interest thereon) payable to JPHC. The Notes were due on April 1, 1998, however, JPHC agreed not to require repayment before January 1, 1999. The Company was unable to pay the Notes at that time, or to obtain alternative financing, which in part, precipitated the Company's Chapter 11 filing. On February 29, 2000, the Company issued JPHC 362,500 shares of Common Stock in satisfaction of its claim in accordance with the provisions of the Reorganization Plan.

     The Company's ability to satisfy its financial obligations under its outstanding indebtedness will depend upon the Company successfully emerging from bankruptcy proceedings and its future operating performance, which is subject to prevailing economic conditions, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control. The Company believes, that its cash flow from operations during 2000 will be sufficient to meet its working capital needs, capital expenditure requirements and debt service, assuming monthly payments equal to 22.5% of the creditors' claims. In light of the fact that JPHC and Wolverton elected a stock distribution, the
Company   estimates  it  will  require   approximately   $7,800  per  month
for distribution to its other unsecured creditors. There can be no assurance that the Company will be able to repay such monthly installments and any new debt incurred to its creditors.

     Liquidity and Need for Additional Financing. Since its inception, the Company has required significant capital to fund its operations and growth. During 2000, the Company intends to seek additional financing through the issuance of debt, equity, other securities or a contribution thereof. Although there can be no assurances that any additional capital will be raised, any such financing which involves the issuance of equity securities would result in dilution to existing shareholders and the issuance of debt securities would subject the Company to the risks associated therewith, including the risks that interest rates may fluctuate and the Company's cash flows may be insufficient to pay interest and principal on such indebtedness. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it. The inability of the Company to obtain additional acceptable financing would have a significant negative impact on the Company's operations.

     Dependence on Key Personnel. The Company's success depends in part on the efforts of Jeffrey Mayer, its Chairman of the Board of Directors, President, Chief Executive Officer and Acting Chief Financial Officer and a few key employees. Mr. Mayer devotes all of his business time to the Company. If, for any reason, Mr. Mayer does not continue to be active in the Company's management, the Company's operations could be materially adversely affected. Mr. Mayer is not subject to an employment or non-competition agreement. The Company does not maintain key-man life insurance for Mr. Mayer.

     Consumer Preferences and Industry Trends. The textile and retail industries are characterized by frequent introductions of new products and services and are subject to changing consumer preferences and industry trends. There can be no assurance that the Company will be able to anticipate or respond to changing consumer preferences and industry trends or that its competitors will not develop and commercialize new products that render the Company's products less marketable.