Form 10QSB
period 2000-03-31
LBU INC
filed 2000-06-22
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

================================================================================

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

================================================================================
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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 4, 2000, the Issuer had 1,814,334 shares of Common Stock, par value $.001, outstanding.

Transitional Small Business Disclosure Format (check one):    YES___   NO_X_

                                    LBU, Inc.
                                      INDEX

                                                                        Page No
Part I - Financial Information:

Item 1. Condensed Balance Sheets March 31, 2000 and December 31, 1999         3

         Condensed Statements of Operations for the Three Months Ended
         March 31, 2000 and 1999                                              5

         Condensed Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999                                              6

         Notes to Condensed Financial Statements (Unaudited)                  7



Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                                     13


Signatures                                                                    15

PART I

Item 1. Financial Statements
                                    LBU, Inc.
                                 Balance Sheets

                                                         March 31,  December 31,
                                                           2000        1999 .
                    ASSETS
Current assets:
  Cash and cash equivalents                                16,593   $   20,546
  Accounts receivable (net of allowance for
     bad debts of  $4,721 and $53,135 respectively)       397,285      222,813
  Inventory                                               629,735      680,084
  Deferred Tax Asset                                        4,370        4,370
  Other current assets                                     32,339       32,431
                                                       ----------   ----------
    Total current assets                                1,080,322      960,244

Noncurrent assets:
  Fixed assets, net                                       231,150      286,043
  Other assets                                            126,788       82,244
                                                       ----------   ----------

       Total assets                                    $1,438,260   $1,328,531
                                                       ==========   ==========


         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable                                     $  176,335   $  113,647
  Accrued expenses                                         12,282       82,009
  Customer advances                                       121,474       91,438
  Taxes payable                                            42,853       15,613
  Accounts payable - Reorganization Settlement             86,861            0
                                                       ----------   ----------
     Total current liabilities                            439,805      302,707
                                                       ----------   ----------

Pre-bankruptcy and long term liabilities:
  Accounts payable                                              0      792,689
  Accrued expenses                                              0       73,030
  Notes payable                                                 0      739,139
  Taxes payable                                                 0            0
                                                       ----------   ----------
   Pre-bankruptcy liabilities                                   0    1,604,858
Long-term liabilities
  Deferred Income Tax                                      19,744       19,744
  Accounts Payable-Reorganization Settlement               47,066            0
                                                       ----------   ----------
     Total long term liabilities                           66,810    1,624,602
                                                       ----------   ----------

         Total liabilities                                506,615    1,927,309
                                                       ----------   ----------

          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Balance Sheets, continued


                                                       March 31,    December 31,
                                                         2000           1999

Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
2,041,347 and 1,359,477, respectively,
issued and outstanding                                     1,544          1,544
Additional paid in capital                             1,148,378      1,148,379
Accumulated deficit                                     (218,277)    (1,748,701)
                                                     -----------    -----------
  Total stockholders' equity                             931,645       (598,778)
                                                     -----------    -----------

    Total liabilities and stockholder's equity       $ 1,438,260    $ 1,328,531
                                                     ===========    ===========





          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Operations

                                                     Three            Three
                                                  months ended     months ended
                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------


Net sales                                           $   976,340     $ 1,010,225
Costs of sales                                          518,695         616,460
                                                    -----------     -----------

    Gross profit                                        457,645         393,765
                                                    -----------     -----------

    Operating expenses:
Shipping and selling                                    123,928          68,284
General and administrative                              219,129         186,385
Factor fees and interest                                 24,625          42,257
                                                    -----------     -----------
  Total operating expenses                              367,682         296,926
                                                    -----------     -----------

     Operating income (loss)                             89,963          96,839

  Other income (expense):
Interest income                                               0             156
Insurance loss adjustment fee                                 0          (8,965)
Insurance proceeds in excess of replacement               8,349               0
State income tax                                              0            (825)
Chapter 11 legal expense                                   (413)        (10,511)
                                                    -----------     -----------

  Total other income (expense)                            7,936         (20,145)
                                                    -----------     -----------

Income (loss) before income taxes                        97,899          76,694

Income taxes                                             27,565               0
                                                    -----------     -----------

Net income                                          $    70,334     $    76,694
                                                    ===========     ===========

Net income per share-Basic                          $      0.04     $      0.06
                                                    ===========     ===========

Net income per share-Fully diluted                  $      0.04     $      0.06
                                                    ===========     ===========


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Cash Flows

                                                             Three                   Three
                                                         months ended             months ended
                                                        March 31, 2000           March 31, 1999
                                                        --------------           --------------

  Cash flow from operating activities:
Net income (loss)                                          $  70,334               $  76,694
                                                           ---------               ---------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                                 16,003                  13,601
Non-cash compensation
  (Increase) decrease in
Accounts receivable                                         (249,859)                (51,018)
Inventories                                                   50,349                 169,072
Current assets                                                    92                  80,214
  Increase (decrease) in
Accounts payable                                              51,846                (219,034)
Accrued expenses                                             (69,727)                 (4,892)
Customer Advances                                             30,036                  50,885
Income Taxes Payable                                          27,240                       0
                                                           ---------               ---------
  Total adjustments                                          144,020)                 38,828
                                                           ---------               ---------
   Net cash provided by (used in) operating activities       (73,686)                115,522
                                                           ---------               ---------

   Cash flow from investing activities:
Capital expenditures                                          (5,654)                      0
                                                           ---------               ---------
  Net cash used by investing activities                       (5,654)                      0
                                                           ---------               ---------
   Cash flow from financing activities:
Repayment of loans                                          (799,613)               (207,535)
Proceeds from loans and factor advances                      875,000                  20,000
                                                           ---------               ---------
  Net cash provided by  (used in) financing activities        75,387                (187,535)
                                                           ---------               ---------
  Net (decrease) increase in cash                             (3,953)                (72,013)
Cash at beginning of period                                   20,546                 145,454
                                                           ---------               ---------
Cash at end of period                                      $  16,593               $  73,441
                                                           =========               =========

Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                                $  24,625               $  45,575


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                     Notes to Condensed Financial Statements
                                   (unaudited)

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principals for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

On March 23, 1999, the company filed petitions for relief under chapter 11 of the federal bankruptcy laws. The action was precipitated by the decline in sales and gross margin and an increase in expenses during the year ended December 31, 1999, resulting in the inability to pay approximately $725,000 due John P. Holmes Co., Inc. that was due January 1, 1999 and other liabilities as they became due.

A Trustee was appointed and a plan for recovery was been prepared. The factor revised their factoring and lending agreement and such financing continues. A consultant with industry experience was retained and cost cutting was put into affect.

LBU continued to operate, and continued to factor its receivables with CIT pursuant to an order of the Bankruptcy Court. LBU has filed a plan of reorganization that provides for: (a) an extension and modification of the CIT agreement, (b) payment to unsecured creditors of either: (i) one share of stock for every $2.00 of debt, or (ii) 20 monthly payments equal to 22.5% of creditor's claims, and (c) retention of stock by existing shareholders.

The Reorganization Plan was confirmed on January 13, 2000. JPHC elected a stock distribution of 362,500 shares of Common Stock, under the Reorganization Plan in satisfaction of its $700,000 claim. In addition, JPHC would no longer be entitled to the 60,000 shares issuable upon the conversion of the $300,000 convertible note. Of the $904,858 balance of the $1,604,858 Liabilities Subject to Compromise, a total of $146,140 is subject to payout under the 20-month cash payment election and additional 87,370 shares are to be issued under the 1 share for $2 of debt election. Management estimates that approximately, $30,000 of Liabilities Subject to Compromise is subject to dispute. Accordingly, the total debt reduction is $1,458,718 as a result of the Reorganization. The total increase in shares issued and outstanding as a result of the Reorganization plan is 681,870.

The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


Note 2 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of March 31, 2000 and December 31, 1999:

                                                              2000          1999
                                                              ----          ----

Accounts Payable-Reorganization Settlement                $133,927      $      0
Promissory notes payable (a)                                     0       200,000
Promissory note payable(b)                                       0        30,000
Convertible notes payable (b)                                    0       500,000
Capital lease (d)                                                0         9,139
                                                          --------      --------

Total                                                      133,927       739,139
Less, current installments                                  86,861             0
                                                          --------      --------
Notes and capital lease payable,
    Less current installments                             $ 47,066      $739,139
                                                          ========      ========

(a) $200,000 of principal matured on January 1, 1999 and has become part of the bankruptcy proceedings.

(b) Principal was due to mature on June 22, 2000. Interest accrues at 9.12%. This note has become part of the bankruptcy proceedings.

(c) Principal of $500,000 matured on January 1, 1999. Notes are convertible into Common Stock of the Company at a fixed conversion price of $5.00 per share. This note has become part of the bankruptcy proceedings.

(d) Lease payments are $3,812 for each year through December 31, 2000. Interest accrues at 12% per annum. This lease has become part of the bankruptcy proceedings.

                                    LBU, Inc.
               Notes to Condensed Financial Statements, continued
                                   (unaudited)

Note 3 - Commitments and Contingencies

The Company entered into a ten-year lease agreement for its facilities in Carlstadt, New Jersey, which commenced on July 1, 1995. The minimum future rental payments under the non-cancelable operating leases as of March 31, 2000 are:

                       Year Ending
                       December 31               Amount
                       -----------               ------

                         2000                  $ 116,224
                         2001                    160,121
                         2002                    167,465
                         2003                    172,521
                         2004                    179,368

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

Results of Operations

Three months ended March 31, 2000 versus three months ended March 31, 1999

The Company's net sales decreased by $ 33,885 or 4% to $ 976,340 for the three months ended March 31, 2000 from $ 1,010,225 for the three months ended March 31, 1999. This decrease was due primarily to the


Costs of sales decreased by $ 97,765 to $ 518,695 (or 53% of net sales) for the three months ended March 31, 2000 from $ 616,460 (or 61% of net sales) for the three months ended March 31, 1999. This decrease is primarily attributable to the decrease in sales in the 2000 three-month period and better pricing of orders shipped.

As a result of the foregoing, gross profit increased by $63,880 to $ 457,645 for the three months ended March 31, 2000 from $ 393,765 for the three months ended March 31, 1999.

Shipping and selling costs increased by $ 55,644 to $ 123,928 (or 12 % of net sales) for the three months ended March 31, 2000 from $68,284 (or 6 % of net sales) for the three months ended March 31, 1999. This increase is primarily due to the hiring of additional salespeople and the implementation of an aggressive commission schedule.

General and administrative expenses increased by $ 32,744 to $ 219,129 (or 22 % of sales) for the three months ended March 31, 2000 from $ 186,385 (or 18% of sales) for the three months ended March 31, 1999. This increase primarily is due the hiring of a data processing consultant to implement the new computer system and an increase in insurance costs.

Factor fees and interest decreased by $ 17,632 to $ 24,625 (or 2% of sales) for the three months ended March 31, 2000 from $ 42,257 (or 4% of sales) for the three months ended March 31, 1999. This decrease is a direct result of a decrease in factoring activity and the repayment of debt to the factor at the end of March 1999.

As a result of the foregoing, total operating expenses increased by $ 70,756 to $367,682 (or 37% of sales) for the three months ended March 31, 2000 from $296,926 (or 29% of sales) for the three months ended March 31, 1999.

As a result of the foregoing, the Company incurred a net income of $70,334 for the three months ended March 31, 2000 as compared to net income of $76,694 for the three months ended March 31, 1999.

Liquidity and Capital Resources

The Company's cash position as of March 31, 2000 and March 31, 1999 was $16,593 and $73,441, respectively. Net cash provided by (used in) operating activities for the three months ended March 31, 2000 and 1999 was $ (73,686) and $ 115,522, respectively, representing an decrease of $189,208 in the 2000 period.

During the three months ended March 31, 1999, cash used in investing activities totaled $5,654, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility. No cash was used for investing activities during the three months ended March 31, 2000.

During the three months ended March 31, 1999, net cash used in financing activities totaled $187,535 which includes a repayment of the loan from the company's factor, CIT, in the amount of $207,535 and the borrowing of $20,000 from its bank credit line prior to the filing of bankruptcy. During the three months ended March 31, 2000, net cash used in financing activities was $75,387 which is a direct result of advances from Company's factor, CIT.

Currently, LBU's primary source of financing is the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.125% factor charge on its invoices for the guarantee of payment on eligible receivables which CIT then collects from the Company's customers. The Company pays 2% above the prime-lending rate on borrowings up to 85% of an invoice amount.

During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of December 31, 1999, $200,000 had been advanced to the Company under this arrangement. As of March 31, 2000, the $200,000 advanced by CIT was repaid by the company from accounts receivable payments as part of the agreement with CIT to continue with its factoring arrangement during the bankruptcy proceedings.

Income taxes

As of December 31, 1999 the Company had federal and state net operating loss carryforwards of approximately $1,750,000 and $1,920,000 respectively, which will begin to expire in 2018 and 2007, respectively. As a result of the debt compromised by the final bankruptcy settlement, the federal and state operating carryforward losses as of March 31, 2000 are $291,282 and $111.292, respectively, which will begin to expire in 2019 and 2008, respectively.

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

Date: June 15, 2000


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