Form 10QSB
period 2000-06-30
LBU INC
filed 2001-02-01
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                    LBU, Inc.
                                      INDEX


                                                                         Page No
Part I - Financial Information:

Item 1. Condensed Balance Sheets June 30, 2000 and December 31, 1999        3

         Condensed Statements of Operations for the Six Months
         Ended June 30, 2000 and 1999                                       5

         Condensed Statements of Cash Flows for the Six Months
         Ended June 31, 2000 and 1999                                       6

         Notes to Condensed Financial Statements (Unaudited)                7


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

Part II - Other Information:

Item 6.  Exhibits and Reports on Form 8-K                                  13


Signatures                                                                 15

PART I

Item 1. Financial Statements


                                    LBU, Inc.
                                 Balance Sheets

                                                                    June 30,              December 31,
                                                                      2000                   1999
                                                                   ----------             ----------
Current assets:
  Cash and cash equivalents                                        $    9,760             $   20,546
  Accounts receivable (net of allowance for
     bad debts of  $ 0 and $53,135 respectively)                      310,109                222,813
  Inventory                                                           729,097                680,084
  Deferred Tax Asset                                                   15,718                  4,370
  Other current assets                                                 44,765                 32,431
                                                                   ----------             ----------
    Total current assets                                            1,109,449                960,244

Noncurrent assets:
  Fixed assets, net                                                   281,591                286,043
  Other assets                                                        137,912                 82,244
                                                                   ----------             ----------

       Total assets                                                $1,528,952             $1,328,531
                                                                   ==========             ==========


         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable                                                 $  320,704             $  113,647
  Accrued expenses                                                     12,282                 82,009
  Customer advances                                                     4,760                 91,438
  Taxes payable                                                             0                 15,613
   Loan Payable                                                       100,000                      0
  Accounts payable - Reorganization Settlement                         86,861                      0
                                                                   ----------             ----------
     Total current liabilities                                        524,607                302,707
                                                                   ----------             ----------
Pre-bankruptcy and long term liabilities:
  Accounts payable                                                          0                792,689
  Accrued expenses                                                          0                 73,030
  Notes payable                                                             0                739,139
  Taxes payable                                                             0                      0
                                                                   ----------             ----------
   Pre-bankruptcy liabilities                                               0              1,604,858
Long-term liabilities
  Deferred Income Tax                                                  27,240                 19,744
  Accounts Payable-Reorganization Settlement                           21,764                      0
                                                                   ----------             ----------
     Total long term liabilities                                       49,004              1,624,602
                                                                   ----------             ----------

         Total liabilities                                            573,611              1,927,309
                                                                   ----------             ----------

          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Balance Sheets, continued

                                                         June 30,        December 31,
                                                           2000              1999
                                                       -----------       -----------
Stockholders' equity:
  Common stock ($.001 stated value)
50,000,000 shares authorized,
2,041,347 and 1,359,477, respectively,
issued and outstanding                                       1,544             1,544
Additional paid in capital                               1,148,378         1,148,379
Accumulated deficit                                       (194,581)       (1,748,701)
                                                       -----------       -----------
  Total stockholders' equity                               955,341          (598,778)
                                                       -----------       -----------

    Total liabilities and stockholder's equity         $ 1,528,952       $ 1,328,531
                                                       ===========       ===========

          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Operations


                                                       Six              Six
                                                  months ended     months ended
                                                  June 30, 2000    June 30, 1999
                                                   -----------      -----------

Net sales                                          $ 2,116,766      $ 1,864,854
Costs of sales                                       1,202,950        1,120,605
                                                   -----------      -----------

    Gross profit                                       913,816          744,249
                                                   -----------      -----------

    Operating expenses:
Shipping and selling                                   269,840          168,577
General and administrative                             498,558          373,696
Factor fees and interest                                51,383           65,297
                                                   -----------      -----------
  Total operating expenses                             819,781          607,570
                                                   -----------      -----------

     Operating income (loss)                            94,035          136,679

  Other income (expense):
Interest income                                              0              161
Insurance proceeds in excess of replacement              8,349                0
State income tax                                          (100)            (825)
Chapter 11 legal expense                                (8,254)         (42,140)
                                                   -----------      -----------

  Total other income (expense)                              (5)         (42,804)
                                                   -----------      -----------

Income (loss) before income taxes                       94,030           93,875

Income taxes provision                                       0                0
                                                   -----------      -----------

Net income                                         $    94,030      $    93,875
                                                   ===========      ===========

Net income per share-Basic                         $      0.04      $      0.05
                                                   ===========      ===========

Net income per share-Fully diluted                 $      0.04      $      0.05
                                                   ===========      ===========

          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Cash Flows

                                                                      Six             Six
                                                                months ended     months ended
                                                                June 30, 2000    June 30, 1999
                                                                 -----------      -----------
  Cash flow from operating activities:
Net income (loss)                                                $    94,030        $  93,875
                                                                 -----------      -----------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                                         32,006           13,601
Non-cash compensation
  (Increase) decrease in
Accounts receivable                                                 (189,590)         (76,673)
Inventories                                                          (49,013)         226,461
Other Current assets                                                 (23,682)          80,876
  Increase (decrease) in
Accounts payable                                                     170,914         (168,198)
Accrued expenses                                                     (62,231)         (76,729)
Customer Advances                                                    (86,678)          18,466
Income Taxes Payable                                                 (15,613)               0
                                                                 -----------      -----------
  Total adjustments                                                 (223,887)          17,804
                                                                 -----------      -----------
   Net cash provided by (used in) operating activities              (129,857)         111,679
                                                                 -----------      -----------

   Cash flow from investing activities:
Capital expenditures                                                 (83,221)               0
                                                                 -----------      -----------
  Net cash used by investing activities                              (83,221)               0
                                                                 -----------      -----------
   Cash flow from financing activities:
Repayment of loans                                                (1,582,708)        (214,461)
Proceeds from loans and factor advances                            1,785,000           20,000
                                                                 -----------      -----------
  Net cash provided by  (used in) financing activities               202,292         (194,461)
                                                                 -----------      -----------
  Net (decrease) increase in cash                                    (10,786)         (82,782)
Cash at beginning of period                                           20,546          145,454
                                                                 -----------      -----------
Cash at end of period                                            $     9,760        $  62,672
                                                                 ===========      ===========

Supplemental disclosures:
  Cash paid during the period for
   Interest and factor fees                                      $    55,468        $  70,575
   Income Taxes                                                  $       100        $     825

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

The operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


Note 2 - Notes and Capital Lease  Payable

Notes and capital lease payable consist of the following as of June 30, 2000 and December 31, 1999:

                                                     2000            1999
                                                   --------        --------

Accounts Payable-Reorganization Settlement         $108,625        $      0
Promissory notes payable (a)                              0         200,000
Promissory note payable(b)                                0          30,000
Convertible notes payable (b)                             0         500,000
Capital lease (d)                                         0           9,139
                                                   --------        --------

Total                                               108,625         739,139
Less, current installments                           86,861               0
                                                   --------        --------
Notes and capital lease payable,
    Less current installments                      $ 21,764        $739,139
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

                                    LBU, Inc.
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)

Note 3 - Commitments and Contingencies

The Company entered into a ten-year lease agreement for its facilities in Carlstadt, New Jersey, which commenced on July 1, 1995. The minimum future rental payments under the non-cancelable operating leases as of June 30, 2000 are:

                           Year Ending
                           December 31     Amount
                           -----------     ------

                              2000       $ 77,483
                              2001        160,121
                              2002        167,465
                              2003        172,521
                              2004        179,368

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements and Associated Risks

The discussion and analysis which follows in this Quarterly Report and in other reports and documents of the Company and oral statements made on behalf of the Company by its management and others may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect the Company's current views with respect to future events and financial results. These include statements regarding the Company's earnings, projected growth and forecasts, and similar matters, which are not historical facts. The Company reminds stockholders that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors which could cause the actual future events or results to differ materially from those described in the forward-looking statements. These forward-looking statements involve risks and uncertainties including the emerging of the Company from bankruptcy proceedings, availability and terms of additional financing; changes which could affect customer payment practices or customer spending; industry trends; the loss of major customers and changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; the outcome of litigation to which the Company is a party and the seasonal nature of the Company's business.

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

Results of Operations

Six months ended June 30, 2000 versus six months ended June 30, 1999

The Company's net sales increased by $ 251,912 or 14% to $ 2,116,766 for the six months ended June 30, 2000 from $ 1,864,854 for the six months ended June 30, 1999. This increase was due primarily to the addition of two new sales people.

Costs of sales increased by $ 82,345 to $ 1,202,950 (or 57% of net sales) for the six months ended June 30, 2000 from $ 1,120,605 (or 60% of net sales) for the six months ended June 30, 1999. This increase is primarily attributable to the increase in sales in the 2000 six-month period.

As a result of the foregoing, gross profit increased by $169,567 to $ 913,816 for the six months ended June 30, 2000 from $ 744,249 for the six months ended June 30, 1999.

Shipping and selling costs increased by $ 101,263 to $ 269,840 (or 13 % of net sales) for the six months ended June 30, 2000 from $ 168,577 (or 9 % of net sales) for the six months ended June 30, 1999. This increase is primarily due to the hiring of additional salespeople and the implementation of an aggressive commission schedule.

General and administrative expenses increased by $ 124,862 to $ 498,558 (or 24 % of net sales) for the six months ended June 30, 2000 from $ 373,696 (or 20% of sales) for the six months ended June 30, 1999. This increase primarily is due the hiring of a data processing consultant to implement the new computer system and an increase in insurance costs and administrative salaries.

Factor fees and interest decreased by $ 13,914 to $ 51,383 (or 3% of sales) for the six months ended June 30, 2000 from $ 65,297 (or 4% of sales) for the six months ended June 30, 1999. This decrease is a direct result of a decrease in factoring activity and the repayment of debt to the factor at the end of March 1999.

As a result of the foregoing, total operating expenses increased by $ 212,211 to $819,781 (or 39% of sales) for the six months ended June 30, 2000 from $607,570 (or 33% of sales) for the six months ended June 30, 1999.

As a result of the foregoing, the Company incurred a net income of $94,035 for the six months ended June 30, 2000 as compared to net income of $136,679 for the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company's cash position as of June 30, 2000 and June 30, 1999 was $ 9,760 and $62,672, respectively. Net cash provided by (used in) operating activities for the six months ended June 30, 2000 and 1999 was $ (129,857) and $ 111,679, respectively, representing an decrease of $241,536 in the 2000 period.

During the six months ended June 30, 1999, cash used in investing activities totaled $83,221, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility and a new officer copier for administrative use. No cash was used for investing activities during the six months ended June 30, 2000.

During the six months ended June 30, 1999, net cash used in financing activities totaled $194,461 which includes a repayment of the loan from the company's factor, CIT, in the amount of $214,461 and the borrowing of $20,000 from its bank credit line prior to the filing of bankruptcy. During the six months ended June 30, 2000, net cash provided by financing activities was $202,292 which is a direct result of advances from Company's factor, CIT, along with a short term capital loan from an outside party.

Currently, LBU's primary source of financing is the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.125% factor charge on its invoices for the guarantee of payment on eligible receivables, which CIT then collects from the Company's customers. The Company pays 2% above the prime-lending rate on borrowings up to 85% of an invoice amount.

During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of December 31, 1999, $200,000 had been advanced to the Company under this arrangement. As of June 30, 2000, the company repaid the $200,000 advanced by CIT from accounts receivable payments as part of the agreement with CIT to continue with its factoring arrangement during the bankruptcy proceedings.

Income taxes

As of December 31, 1999 the Company had federal and state net operating loss carry forwards of approximately $1,750,000 and $1,920,000 respectively, which will begin to expire in 2018 and 2007, respectively. As a result of the debt compromised by the final bankruptcy settlement, the federal and state operating carry forward losses as of June 30, 2000 are $291,282 and $111.292, respectively, which will begin to expire in 2019 and 2008, respectively.

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

                           PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Exhibit
(a)       No.       Description
        -------     -----------

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

Date: January 31, 2001


                                        LBU, INC.

                                        By: /s/ Jeffrey Mayer
                                        -----------------------------------
                                           Jeffrey Mayer
                                        Chairman of the Board
                                        Chief Executive Officer, President
                                        (Principal executive and financial
                                        And accounting officer)
                                        Director