Form 10QSB
period 2000-09-30
LBU INC
filed 2001-02-06
CIK 39743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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

Transitional Small Business Disclosure Format (check one):  YES _____  NO __X__

                                    LBU, Inc.
                                      INDEX

                                                                         Page No
Part I - Financial Information:

Item 1. Condensed Balance Sheets September 30, 2000 and December 31, 1999      3

        Condensed Statements of Operations for the Nine Months Ended
        September 30, 2000 and 1999                                            5

        Condensed Statements of Cash Flows for the Nine Months Ended
        September 30, 2000 and 1999                                            6

        Notes to Condensed Financial Statements (Unaudited)                    7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   10


Part II - Other Information:

Item 6. Exhibits and Reports on Form 8-K                                      13


Signatures                                                                    15

PART I

Item 1. Financial Statements


                                    LBU, Inc.
                                 Balance Sheets

                                                  September 30,    December 31,
                                                           2000            1999
                                                  -------------    ------------
Current assets:
  Cash and cash equivalents                          $   37,371      $   20,546
  Accounts receivable (net of allowance for
    bad debts of  $ 0 and $53,135 respectively)         269,182         222,813
  Inventory                                             678,950         680,084
  Deferred Tax Asset                                     15,718           4,370
  Other current assets                                   63,494          32,431
                                                     ----------      ----------
    Total current assets                              1,064,715         960,244

Noncurrent assets:
  Fixed assets, net                                     270,566         286,043
  Other assets                                          144,030          82,244
                                                     ----------      ----------

       Total assets                                  $1,479,311      $1,328,531
                                                     ==========      ==========

         LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable                                   $  246,165      $  113,647
  Accrued expenses                                            0          82,009
  Customer advances                                      43,099          91,438
  Taxes payable                                               0          15,613
  Loan Payable                                          100,000               0
  Accounts payable - Reorganization Settlement           86,861               0
                                                     ----------      ----------
     Total current liabilities                          476,125         302,707
                                                     ----------      ----------
Pre-bankruptcy and long term liabilities:
  Accounts payable                                            0         792,689
  Accrued expenses                                            0          73,030
  Notes payable                                               0         739,139
  Taxes payable                                               0               0
                                                     ----------      ----------
  Pre-bankruptcy liabilities                                  0       1,604,858
Long-term liabilities
  Deferred Income Tax                                    27,240          19,744
  Accounts Payable-Reorganization Settlement              4,744               0
                                                     ----------      ----------
     Total long term liabilities                         31,984       1,624,602
                                                     ----------      ----------

         Total liabilities                              508,109       1,927,309
                                                     ----------      ----------


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Balance Sheets, continued


                                                  September 30,    December 31,
                                                           2000            1999
                                                  -------------    ------------

Stockholders' equity:
  Common stock ($.001 stated value)
  50,000,000 shares authorized,
  2,041,347 and 1,359,477, respectively,
  issued and outstanding                                  1,544           1,544
Additional paid in capital                            1,148,378       1,148,379
Accumulated deficit                                    (178,720)     (1,748,701)
                                                     ----------      ----------
  Total stockholders' equity                            971,202        (598,778)
                                                     ----------      ----------

    Total liabilities and stockholder's equity       $1,479,311      $1,328,531
                                                     ==========      ==========


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Operations


                                                       Nine                Nine
                                                   months ended        months ended
                                               September 30, 2000   September 30, 1999
                                               ------------------   ------------------
Net sales                                          $ 3,195,059         $ 2,802,050
Costs of sales                                       1,894,205           1,700,263
                                                   -----------         -----------

  Gross profit                                       1,300,854           1,101,787
                                                   -----------         -----------

  Operating expenses:
Shipping and selling                                   386,437             251,090
General and administrative                             727,466             587,395
Factor fees and interest                                77,779              87,274
                                                   -----------         -----------
  Total operating expenses                           1,191,682             925,759
                                                   -----------         -----------

  Operating income (loss)                              109,172             176,028

  Other income (expense):
Interest income                                              0                 161
Insurance proceeds in excess of replacement              8,349                   0
Rental income                                            3,900                   0
State income tax                                          (276)               (825)
Prior Year CIT C/B Recovery                                  0              25,000
Chapter 11 legal expense                               (11,254)            (47,927)
                                                   -----------         -----------

  Total other income (expense)                             719             (23,591)
                                                   -----------         -----------

Income (loss) before income taxes                      109,891             152,437

Income taxes provision                                       0                   0
                                                   -----------         -----------

Net income                                         $   109,891         $   152,437
                                                   ===========         ===========

Net income per share-Basic                         $      0.04         $      0.05
                                                   ===========         ===========

Net income per share-Fully diluted                 $      0.04         $      0.05
                                                   ===========         ===========


          See accompanying notes to the condensed financial statements

                                    LBU, Inc.
                            Statements of Cash Flows


                                                                 Nine                Nine
                                                             months ended        months ended
                                                          September 30, 2000  September 30, 1999
                                                          ------------------  ------------------
Cash flow from operating activities:
Net income (loss)                                             $   109,891         $ 152,437
                                                              -----------         ---------
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities
Depreciation and amortization                                      48,009            13,601
  (Increase) decrease in
Accounts receivable                                               (99,504)          (84,911)
Inventories                                                         1,134           198,611
Other current assets                                              (34,915)           57,977
  Increase (decrease) in
Accounts payable                                                   37,782           (89,613)
Accrued expenses                                                  (82,009)          (71,375)
Customer Advances                                                 (48,399)           11,306
Income Taxes Payable                                              (15,613)                0
                                                              -----------         ---------
  Total adjustments                                              (193,515)           35,596
                                                              -----------         ---------
  Net cash provided by (used in) operating activities             (83,624)          188,033
                                                              -----------         ---------

  Cash flow from investing activities:
Capital expenditures                                              (97,518)          (60,032)
                                                              -----------         ---------
  Net cash used by investing activities                           (97,518)          (60,032)
                                                              -----------         ---------
  Cash flow from financing activities:
Repayment of loans                                             (2,422,033)         (220,828)
Proceeds from loans and factor advances                         2,620,000            20,000
                                                              -----------         ---------
  Net cash provided by  (used in) financing activities            197,967          (200,828)
                                                              -----------         ---------
  Net (decrease) increase in cash                                  16,825           (72,827)
Cash at beginning of period                                        20,546           145,454
                                                              -----------         ---------
Cash at end of period                                         $    37,371         $  72,627
                                                              ===========         =========

Supplemental disclosures:
  Cash paid during the period for
    Interest and factor fees                                  $    77,779         $  94,431
    Income taxes                                              $       276         $     825


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

A Trustee was appointed and a plan for recovery was prepared. The factor revised their factoring and lending agreement and such financing continues. A consultant with industry experience was retained and cost cutting was put into affect.

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

The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


Note 2 - Notes and Capital Lease Payable

Notes and capital lease payable consist of the following as of September 30, 2000 and December 31, 1999:

                                                          2000            1999
                                                        -------         --------

Accounts Payable-Reorganization Settlement              $91,605         $      0
Promissory notes payable (a)                                  0          200,000
Promissory note payable(b)                                    0           30,000
Convertible notes payable (c)                                 0          500,000
Capital lease (d)                                             0            9,139
                                                        -------         --------

Total                                                    91,605          739,139
Less, current installments                               86,861                0
                                                        -------         --------
Notes and capital lease payable,
    Less current installments                           $ 4,744         $739,139
                                                        =======         ========

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

                                    LBU, Inc.
               Notes to Condensed Financial Statements, continued
                                   (Unaudited)


Note 3 - Commitments and Contingencies

The Company entered into a ten-year lease agreement for its facilities in Carlstadt, New Jersey, which commenced on July 1, 1995. The minimum future rental payments under the non-cancelable operating leases as of June 30, 2000 are:

                 Year Ending
                 December 31                       Amount
                 -----------                       ------
                    2000                         $ 38,742
                    2001                          160,121
                    2002                          167,465
                    2003                          172,521
                    2004                          179,368

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

Results of Operations

Nine months ended September 30, 2000 versus nine months ended September 30, 1999

The Company's net sales increased by $ 393,009 or 14% to $ 3,195,059 for the nine months ended September 30, 2000 from $ 2,802,050 for the nine months ended September 30, 1999. This increase was due primarily to the addition of new sales people.

Costs of sales increased by $ 193,942 to $ 1,894,205 (or 60% of net sales) for the nine months ended September 30, 2000 from $ 1,700,263 (or 61% of net sales) for the nine months ended September 30, 1999. This increase is primarily attributable to the increase in sales in the 2000 nine-month period.

As a result of the foregoing, gross profit increased by $199,067 to $ 1,300,854 for the nine months ended September 30, 2000 from $ 1,101,787 for the nine months ended September 30, 1999.

Shipping and selling costs increased by $ 135,347 to $ 386,437 (or 12 % of net sales) for the nine months ended September 30, 2000 from $ 251,090 (or 9 % of net sales) for the nine months ended September 30, 1999. This increase is primarily due to the hiring of additional salespeople and the implementation of an aggressive commission schedule.

General and administrative expenses increased by $ 140,071 to $ 727,466 (or 23 % of net sales) for the nine months ended September 30, 2000 from $ 587,395 (or 21% of sales) for the nine months ended September 30, 1999. This increase primarily is due the hiring of a data processing consultant to implement the new computer system and an increase in insurance costs and administrative salaries.

Factor fees and interest decreased by $ 9,495 to $ 77,779 (or 3% of sales) for the nine months ended September 30, 2000 from $ 87,274 (or 4% of sales) for the nine months ended September 30, 1999. This decrease is a direct result of a decrease in factoring activity and the repayment of debt to the factor at the end of March 1999.

As a result of the foregoing, total operating expenses increased by $ 265,923 to $1,191,682 (or 38% of sales) for the nine months ended September 30, 2000 from $925,759 (or 33% of sales) for the nine months ended September 30, 1999.

As a result of the foregoing, the Company incurred a net income of $109,891 for the nine months ended September 30, 2000 as compared to net income of $152,437 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's cash position as of September 30, 2000 and September 30, 1999 was $37,371 and $20,546, respectively. Net cash provided by (used in) operating activities for the nine months ended September 30, 2000 and 1999 was $ (83,624) and $188,033 , respectively, representing an decrease of $ 271,657 in the 2000 period.

During the nine months ended September 30, 2000, cash used in investing activities totaled $ 97,518, which consists primarily of capital expenditures for manufacturing equipment in the Company's Carlstadt facility and a new office copier for administrative use. Cash used for investing activities during the nine months ended September 30, 1999 was $60,032 which consisted of upgrading of the Company's computer system to ready for the year 2000.

During the nine months ended September 30, 1999, net cash used in financing activities totaled $200,828 which includes a repayment of the loan from the company's factor, CIT, in the amount of $220,828 and the borrowing of $20,000 from its bank credit line prior to the filing of bankruptcy. During the nine months ended September 30, 2000, net cash provided by financing activities was $ 197,967 which is a direct result of advances from Company's factor, CIT, along with a short term capital loan from an outside party.

Currently, LBU's primary source of financing is the CIT Group ("CIT"), which provides factoring and accounts receivable financing. The Company pays a 1.125% factor charge on its invoices for the guarantee of payment on eligible receivables, which CIT then collects from the Company's customers. The Company pays 2% above the prime-lending rate on borrowings up to 85% of an invoice amount.

During April 1998, CIT agreed to make advances to the Company based upon a percentage of its levels of eligible inventories. As of December 31, 1999, $200,000 had been advanced to the Company under this arrangement. As of September 30, 2000, the company repaid the $200,000 advanced by CIT from accounts receivable payments as part of the agreement with CIT to continue with its factoring arrangement during the bankruptcy proceedings.

Income taxes

As of December 31, 1999 the Company had federal and state net operating loss carry forwards of approximately $1,750,000 and $1,920,000 respectively, which will begin to expire in 2018 and 2007, respectively. As a result of the debt compromised by the final bankruptcy settlement, the federal and state operating carry forward losses as of September 30, 2000 are $291,282 and $111,292, respectively, which will begin to expire in 2019 and 2008, respectively.

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

Date: February 5, 2001


                                        LBU, INC.

                                        By:  /s/  Jeffrey Mayer
                                        ------------------------
                                             Jeffrey Mayer
                                             Chairman of the Board
                                             Chief Executive Officer, President
                                             (Principal executive and financial
                                               And accounting officer)
                                               Director